Form 10-Q
period 1995-03-31
SPINNAKER INDUSTRIES INC
filed 1995-05-11
CIK 314865

                                    FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

Commission file number 2-66564

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                         Spinnaker Industries, Inc.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                06-0544125
      (State or other jurisdiction of)      (I.R.S. Employer Identification No.)

  600 N. Pearl St., #2160, L.B. 100, Dallas,            TX 75201
   (Address of principal executive offices)            (Zip Code)

                                (214) 855-0322
(Registrant's telephone number, including area code)

                                      N/A
                    (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate check mark whether the Registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X        No
                                   -----           -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value                          1,810,504 shares
- - --------------------------                 -----------------------------
          Class                            Outstanding at April 30, 1995

SPINNAKER INDUSTRIES, INC.

INDEX

                                                                     PAGE
                                                                     NUMBER
                                                                     ------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of March 31,
          1995 and December 31, 1994 (Audited).                           3

          Condensed Consolidated Statements of Income for the
          Three Months Ended March 31, 1995 and 1994                      4

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1995 and 1994              5

          Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               11

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

                                              March 31,      December 31,
                                                1995              1994
                                              ---------      -------------
                                             (Unaudited)         (Note)
ASSETS
Current assets:
    Cash and cash equivalents                 $   288,000     $   484,000
    Short-term investments                              0           4,000
    Accounts receivable (less allowance        12,539,000      12,510,000
     of $358,000 and $378,000)
    Inventories                                15,953,000      14,572,000
    Income taxes due from Parent                   46,000          70,000
    Prepaid expenses and other                    263,000          97,000
    Deferred income taxes                         589,000         589,000
                                              -----------     -----------
Total current assets                           29,678,000      28,326,000

Property plant and equipment
    Land                                          420,000         420,000
    Buildings and improvements                  4,984,000       4,943,000
    Machinery and equipment                    10,537,000      10,059,000
    Accumulated depreciation                   (3,165,000)     (2,927,000)
                                              -----------     -----------
                                               12,776,000      12,495,000

Other assets                                      488,000         508,000
                                              -----------     -----------
TOTAL ASSETS                                  $42,942,000     $41,329,000
                                              -----------     -----------
                                              -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                          $ 8,317,000     $ 5,003,000
    Accrued liabilities                         3,014,000       2,857,000
    Current portion of long term debt           2,896,000       2,217,000
    Working capital revolver                   11,295,000      13,180,000
    Other current liabilities                     132,000         422,000
                                              -----------     -----------
Total current liabilities                      25,654,000      23,679,000


Long term debt less current portion             7,113,000       7,797,000
Deferred income taxes                             589,000         589,000
Notes payable to related parties                1,413,000       1,352,000
Minority interest                               1,444,000       1,411,000

Stockholders' equity
    Common stock                                3,124,000       3,124,000
    Additional paid in capital                  3,709,000       3,709,000
    Retained earnings (deficit)                     8,000        (220,000)
    Less: common stock in treasury               (112,000)       (112,000)
                                              -----------     -----------
Total stockholders' equity                      6,729,000       6,501,000
                                              -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $42,942,000     $41,329,000
                                              -----------     -----------
                                              -----------     -----------

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF INCOME - UNAUDITED

                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                         ----------------------------
                                                  (unaudited)
                                              1995            1994
Total sales                              $ 25,961,000      $ 2,117,000

Cost of sales                             (22,104,000)      (1,320,000)
Depreciation and amortization                (256,000)         (35,000)
                                         ------------      -----------
Gross margin                                3,601,000          762,000

Selling, general and administrative
 expense                                   (2,499,000)        (547,000)
Litigation settlement                               0         (125,000)
                                         ------------      -----------
Income from operations                      1,102,000           90,000


Interest expense                             (646,000)         (26,000)
Other income-Net                               33,000           40,000
                                         ------------      -----------
Income before income taxes
 and minority interest                        489,000          104,000

Income tax provision                         (187,000)         (12,000)


Minority interest                             (74,000)               0
                                         ------------      -----------
Net income                               $    228,000      $    92,000
                                         ------------      -----------
                                         ------------      -----------



Weighted average shares and
 common stock equivalents
 outstanding (1)                            2,149,000        1,811,000


Net income per share (1)                 $       0.11      $      0.05

(1)  Adjusted to reflect a 3-for-2 stock split effective December 30, 1994.

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ------------------------
                                                         1995              1994
Operating activities
Net income                                             $   228,000     $  92,000

Adjustments to reconcile net income
 to net cash used in operating activities:
    Depreciation and amortization                          256,000        35,000
    Provision for losses on accounts receivable                ---         5,000
    Sales (purchases) of short-term investments, net         4,000       (14,000)
    Minority interest                                       74,000           ---
    Changes in operating assets and liabilities
      Accounts receivable                                  (29,000)     (228,000)
      Inventories                                       (1,381,000)      (53,000)
      Prepaid expenses and other assets                   (140,000)     (107,000)
      Accounts payable and accrued liabilities           3,471,000       225,000
      Other current liabilities                           (290,000)          ---
                                                       -----------    ----------
Net cash provided by (used in) operating activities      2,193,000       (45,000)

Investing activities
  Purchases of property, plant, and equipment             (519,000)      (63,000)
                                                       -----------    ----------
Net cash used in investing activities                     (519,000)      (63,000)
                                                       -----------    ----------
Financing activities
  Payments working capital revolver                     (1,885,000)          ---
  Principal payments on long-term debt                      (5,000)       (5,000)
  Proceeds from notes payable                               61,000           ---
  Purchase of minority interest                            (41,000)          ---
                                                       -----------    ----------
Net cash used in financing activities                   (1,870,000)       (5,000)
                                                       -----------    ----------
  Decrease in cash and cash equivalents                   (196,000)     (113,000)

Cash and cash equivalents at beginning of period           484,000     2,745,000
                                                       -----------    ----------
Cash and cash equivalents at end of period             $   288,000    $2,632,000
                                                       -----------    ----------
                                                       -----------    ----------


See accompanying notes which are an integral part of these financial statements

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated financial statements include Spinnaker Industries, Inc. and its operating subsidiaries, Brown-Bridge Industries, Inc. (80.1% owned) and Entoleter, Inc. (100.0% owned) (collectively the "Registrant"). On September 19, 1994, the Registrant purchased 80.1% of Brown-Bridge Industries, Inc., an entity formed to acquire Kimberly Clark's Brown-Bridge operation (which manufactures adhesive-coated stocks for labels and related applications). The total cost of the transaction was approximately $36 million, which includes the assumption of approximately $7 million in liabilities. The transaction was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market value.

   The operating results of Brown-Bridge are included in the consolidated statements of operations for the first-quarter ended March 31, 1995. The following proforma information, which is based on information currently available to the Company, shows the results of the Registrant's operations presented as though the purchase of Brown-Bridge had been made at the beginning of 1994.

                                               FIRST QUARTER ENDED
                                                     MARCH 31
                                           -----------------------------
                                                       1994
                                                    -----------
   Sales and Revenues                               $25,012,000
   Net Income                                           240,000
   Net Income Per Share                                    0.11

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.
   For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1994.

3. Inventory values at March 31, 1995, and December 31, 1994, for
   Brown-Bridge (90% and 85% of total inventory, respectively) are valued using a specific identification method for each item of inventory. The inventories at Entoleter are valued using the first-in, first-out (FIFO) method. Inventories consist of the following at March 31, 1995, and December 31, 1994.

                                            1995                 1994
                                        -----------          ------------
   Finished goods                       $ 3,231,000          $  1,920,000
   Work-in-process                        8,327,000             7,208,000
   Raw materials and supplies             4,395,000             5,444,000
                                        -----------           -----------
     Total                              $15,953,000           $14,572,000
                                        ===========           ===========

4. Brown-Bridge and Entoleter maintain revolving credit and/or letter of credit arrangements with combined maximum availabilities of $19 million and $2.5 million, respectively. Credit availability under these revolving credit arrangements is subject to certain variables, such as the amount of inventory and receivables eligible to be included in a borrowing base. At March 31, 1995, Brown-Bridge and Entoleter had cash advances under these revolving credit arrangements of $11.1 million and $.2 million, respectively. Interest on these borrowings is payable monthly at an interest rate of prime plus 1.25% for Brown-Bridge and prime plus 2.5% for Entoleter.

   Following is a summary of long-term debt of Registrant at March 31, 1995 and December 31, 1994:

                                                        1995           1994
                                                     ----------     ----------
        Term loan maturing in 1999 secured
        by the assets of Brown-Bridge at an          $ 9,000,000    $ 9,000,000
        interest rate of prime plus 1.25%
        payable over five years maturing in
        1999.

        Mortgage note payable on demand in
        1997 and secured by certain real
        property of Entoleter                          1,009,000      1,014,000
                                                     -----------    -----------
                                                      10,009,000     10,014,000

        Current Maturities                            (2,896,000)    (2,217,000)
                                                     -----------    -----------
                                                     $ 7,113,000    $ 7,797,000
                                                     -----------    -----------

   Spinnaker has pledged its shares of common stock of Brown-Bridge
   Industries, Inc. to secure Brown-Bridge Industries, Inc.'s indebtedness under the above referenced term loan and line of credit.

5. The Directors of Spinnaker declared a 3-for-2 stock split of Spinnaker's common shares, effective December 30, 1994. All presentations of shares outstanding and amounts per share have been restated to reflect the stock split.

   Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each year, after giving effect to the 3-for-2 stock split. Fully diluted earnings per share did not differ significantly from primary earnings per share in any period presented.

6. The 1994 income from operations includes a $125,000 charge to earnings based on a settlement of litigation and related matters.

7. Certain reclassifications have been made to conform prior period data to the current year's presentation.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

On September 19, 1994, Spinnaker purchased 80.1% of Brown-Bridge Industries, Inc., an entity formed to acquire Kimberly-Clark's Brown-Bridge operation which manufactures adhesive-coated stocks for labels and related applications (See Note 1 to Notes to Condensed Consolidated Financial Statements).

SALES

Net sales were $25,961,000 for the three-month period ended March 31, 1995, versus $2,117,000 for the comparable 1994 period, an increase of $23,844,000. Brown-Bridge accounted for $23,905,000 of the net increase, which was partially reduced by lower sales at Entoleter.

COST OF SALES

Cost of sales for the three-month period ended March 31, 1995, increased by $20,784,000 compared with the corresponding period of 1994. The increase was attributable to the inclusion of Brown-Bridge.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $1,952,000 compared to the comparable 1994 period. Brown-Bridge represents 94% of this increase.

LITIGATION

The 1994 income from operations includes a $125,000 charge to earnings based on the settlement of litigation and related matters at Entoleter.

INTEREST EXPENSE

Interest expense for the three-month period ended March 31, 1995, increased by $620,000 compared with the corresponding period of 1994. The increase is primarily the result of the additional debt incurred in the acquisition of Brown-Bridge ($614,000).

INCOME TAXES

The 1995 income tax provision provides for federal and state income taxes while the comparable 1994 tax provision included only state taxes. No federal income tax provision was provided for in the first quarter of 1994 due to the use of net operating loss carryforwards which were fully utilized during 1994 through the reversal of a portion of the valuation allowance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
- - ----------------------------------------------------

Net working capital at March 31, 1995 was $4,024,000 versus $4,647,000 at December 31, 1994, a decrease of $623,000.

At March 31, 1995, total debt of the Registrant was $22,717,000 compared to $24,546,000 at December 31, 1994, a reduction of $1,829,000 (7.45%). The
Registrant's subsidiaries have credit facilities available for future use, including revolving credit agreements with maximum availability of $21,500,000. (See Note 4 to Notes to Condensed Consolidated Financial Statements.) Borrowings under these credit facilities totaled $11,295,000 at March 31, 1995. Agreements with its lenders imposes restrictions on the ability of Brown-Bridge and Entoleter to pay dividends to the Registrant.

The Registrant's Net cash provided by operating activities for the three months ended March 31, 1995, was $2,193,000, an increase of $2,238,000 over the comparable 1994 period and is attributable to Brown-Bridge. Net cash used in investing activities increased by $456,000 in the first quarter of 1995 versus 1994, almost all of which was for capital expenditures at Brown-Bridge and Entoleter. Net cash used in financing activities increased by $1,865,000 for the first three months of 1995 when compared to the comparable 1994 period and relates to the reduction of the working capital revolver.

The Registrant has previously identified possible environmental issues at Entoleter related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

10.1 Put Option Agreement, dated September 16, 1994, by and among Brown-Bridge Industries, Inc., Safety Railway Service Corporation, and Management Group Shareholders.

10.2 Put Option Agreement, dated September 16, 1994, by and among Brown-Bridge Industries, Inc., Safety Railway Service Corporation, and Investor Group Shareholders.

(B)   REPORTS ON FORM 8-K

      None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPINNAKER INDUSTRIES, INC.
                                              (Registrant)


                                        /s/  Ned N. Fleming, III
                                        ----------------------------------
                                        Ned N. Fleming III, President


Date:  May 11, 1995

                               EXHIBIT INDEX

                                                                 SEQUENTIAL
EXHIBIT                                                           PAGE NO.
- - -------                                                          ----------


10.1 Put Option Agreement, dated September 16, 1994, by and among Brown-Bridge Industries, Inc., Safety Railway Service Corporation, and Management Group Shareholders.

10.2 Put Option Agreement, dated September 16, 1994, by and among Brown-Bridge Industries, Inc., Safety Railway Service Corporation, and Investor Group Shareholders.