Form 10-Q
period 1995-06-30
SPINNAKER INDUSTRIES INC
filed 1995-08-11
CIK 314865

                                      FORM 10Q
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1995
                              -----------------------------------------------------

Commission file number                             2-66564
                      -------------------------------------------------------------

                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  -------------------------

                           Spinnaker Industries, Inc.
- -----------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                Delaware                                    06-0544125
- ----------------------------------           --------------------------------------
(State or other jurisdiction of)              (I.R.S. Employer Identification No.)

600 N. Pearl St., #2160, L.B. 100, Dallas, TX                  75201
- -----------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  (214)855-0322
- -----------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
- -----------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate check mark whether the Registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X        No
                            -----        -----
Indicate the number of shares outstanding of each of the Registrant's classes of
Common Stock, as of the latest practicable date.

      Common Stock, No Par Value                          1,810,504 shares
- ------------------------------------              ---------------------------------
                Class                             Outstanding at July 31, 1995

SPINNAKER INDUSTRIES, INC.

INDEX
- ------------------------------------------------------------------------------

                                                                      PAGE
                                                                     NUMBER
                                                                     ------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of June 30,
          1995 and December 31, 1994 (Audited).                         3

          Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 1995 and 1994             4

          Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1995 and 1994               5

          Notes to Condensed Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9

PART II   OTHER INFORMATION

Item 5.   Other Information                                            11









- ------------------------------------------------------------------------------

PART I  - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEET
- -----------------------------------------------------------------

                                                                       JUNE 30,             DECEMBER 31,
                                                                         1995                   1994
                                                                     -----------            -----------
                                                                     (Unaudited)               (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                        $    27,000            $   484,000
    Short-term investments                                                     0                  4,000
    Accounts receivable (less allowance                               13,575,000             12,510,000
        of $244,000 and $378,000)
    Inventories                                                       16,567,000             14,572,000
    Income taxes due from Parent                                          33,000                 70,000
    Prepaid expenses and other                                         1,222,000                686,000
                                                                     -----------            -----------
Total current assets                                                  31,424,000             28,326,000

Property plant and equipment
    Land                                                                 420,000                420,000
    Buildings and improvements                                         5,021,000              4,943,000
    Machinery and equipment                                           10,803,000             10,059,000
    Accumulated depreciation                                          (3,377,000)            (2,927,000)
                                                                     -----------            -----------
                                                                      12,867,000             12,495,000

Other assets                                                             471,000                508,000
                                                                     -----------            -----------
TOTAL ASSETS                                                         $44,762,000            $41,329,000
                                                                     ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                 $ 7,676,000            $ 5,003,000
    Accrued liabilities                                                3,132,000              2,857,000
    Current portion of long term debt                                  3,124,000              2,217,000
    Working capital revolver                                          13,458,000             13,180,000
    Other current liabilities                                            137,000                422,000
                                                                     -----------            -----------
Total current liabilities                                             27,527,000             23,679,000


Long term debt less current portion                                    6,455,000              7,797,000
Other liabilities                                                        589,000                589,000
Notes payable to related parties                                       1,475,000              1,352,000
Minority interest                                                      1,528,000              1,411,000

Stockholders' equity
    Common stock                                                       3,124,000              3,124,000
    Additional paid in capital                                         3,709,000              3,709,000
    Retained earnings (deficit)                                          467,000               (220,000)
    Less: common stock in treasury                                      (112,000)              (112,000)
                                                                     -----------            -----------
Total stockholders' equity                                             7,188,000              6,501,000
                                                                     -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $44,762,000            $41,329,000
                                                                     ===========            ===========

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

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF INCOME - UNAUDITED

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                 --------------------------    --------------------------
                                                         (unaudited)                   (unaudited)
                                                     1995           1994          1995           1994
                                                 ------------    -----------   ------------   -----------

Total sales                                      $26,685,000     $1,558,000    $52,646,000    $3,675,000

Cost of sales                                    (22,804,000)      (951,000)   (44,908,000)   (2,271,000)
Depreciation and amortization                       (252,000        (36,000)      (508,000)      (71,000)
                                                 ------------    -----------   ------------   -----------

Gross margin                                       3,629,000        571,000      7,230,000     1,333,000

Selling, general and administrative expense       (2,507,000)      (554,000)    (5,006,000)   (1,099,000)
Litigation settlement                                 --               --           --          (125,000)
                                                 ------------    -----------   ------------   -----------

Income from operations                             1,122,000         17,000      2,224,000       109,000


Interest expense                                    (647,000)       (25,000)    (1,293,000)      (51,000)
Other income-Net                                      (5,000)         43,000        28,000        81,000
                                                 ------------    -----------   ------------   -----------

Income before income taxes
  and minority interest                              470,000         35,000        959,000       139,000

Income tax (provision) benefit                        73,000        (12,000)      (114,000)      (24,000)

Minority interest                                    (84,000)          --         (158,000)         --
                                                 ------------    -----------   ------------   -----------

Net income                                          $459,000        $23,000       $687,000      $115,000
                                                 ============    ===========   ============   ===========


Weighted average shares and
  common stock equivalents outstanding             2,197,651      1,810,504      2,179,990     1,810,504


Net income per share                                   $0.21          $0.01          $0.32         $0.06



     See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                    SIX MONTHS ENDED
                                                                       JUNE  30,
                                                               ---------------------------
                                                                   1995           1994
                                                               ------------   -------------
Operating activities
Net income                                                     $   687,000    $   115,000

Adjustments to reconcile net income
   to net cash used in operating activities:
      Depreciation and amortization                                508,000         71,000
      Sales of short-term investments,net                            4,000      1,114,000
      Minority interest                                            158,000          --
      Changes in operating assets and liabilities
         Accounts receivable                                    (1,065,000)      (175,000)
         Inventories                                            (1,995,000)      (423,000)
         Prepaid expenses and other assets                        (505,000)       (82,000)
         Accounts payable and accrued liabilities                2,948,000        315,000
         Other current liabilities                                (285,000)         --
                                                               ------------    ------------
Net cash provided by operating activities                          455,000        935,000
                                                               ------------    ------------
Investing activities
   Purchases of property, plant, and equipment                    (837,000)      (104,000)
                                                               ------------    ------------
Net cash used in investing activities                             (837,000)      (104,000)
                                                               ------------    ------------

Financing activities
   Working capital revolver                                        278,000          --
   Issuance of long-term debt                                       28,000          --
   Principal payments on long-term debt                           (463,000)        (9,000)
   Proceeds from notes payable                                     123,000         --
   Purchase of minority interest                                   (41,000)        --
                                                               ------------    ------------
Net cash used in financing activities                              (75,000)        (9,000)
                                                               ------------    ------------

   Decrease in cash and cash equivalents                          (457,000)       822,000

Cash and cash equivalents at beginning of period                   484,000      2,745,000
                                                               ------------    ------------

Cash and cash equivalents at end of period                     $     27,000    $3,567,000
                                                               ============    ============


See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated financial statements include Spinnaker Industries, Inc., formerly Safety Railway Service Corporation, and its operating subsidiaries, Brown-Bridge Industries, Inc. (80.6% owned) and Entoleter, Inc. (100.0% owned) (collectively the "Registrant"). On September 19, 1994, the Registrant purchased 80.1% of Brown-Bridge Industries, Inc. ("Brown-Bridge"), an entity formed to acquire Kimberly Clark's Brown-Bridge operation which manufactures adhesive-coated stocks for labels and related applications. The total cost of the transaction was approximately $36 million, which includes the assumption of approximately $7 million in liabilities. The transaction was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market value.

   The operating results of Brown-Bridge are included in the consolidated statements of operations for the three and six month periods ended June 30, 1995. The following proforma information, which is based on information currently available to the Company, shows the results of the Registrant's operations presented as though the purchase of Brown-Bridge had been made at the beginning of 1994.

                            THREE MONTHS ENDED       SIX MONTHS ENDED
                               JUNE 30, 1994           JUNE 30, 1994
                            ------------------       ----------------
     Sales and Revenues         $23,950,000             $48,962,000
     Net Income                     464,000                 704,000
     Net Income Per Share               .21                     .32

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1994.

3. Inventory values at June 30, 1995, and December 31, 1994, for Brown-Bridge are valued using a specific identification method (92% and 88% of total inventories of the Registrant, respectively) for each item of inventory with the remaining inventories valued using the first-in, first-out (FIFO) method. Inventories consist of the following at June 30, 1995, and December 31, 1994.

                                                     1995                 1994
                                                  ----------          -----------
          Finished goods                         $ 3,193,000          $ 1,920,000
          Work-in-process                          8,863,000            7,208,000
          Raw materials and supplies               4,511,000            5,444,000
                                                 -----------          -----------
                                        Total    $16,567,000          $14,572,000
                                                 ===========          ===========

4. Brown-Bridge and Entoleter maintain revolving credit and/or letter of credit arrangements with combined maximum availabilities of $19 million and $2.5 million, respectively. Credit availability under these revolving credit arrangements is subject to certain variables, such as the amount of inventory and receivables eligible to be included in a borrowing base. At June 30, 1995, Brown-Bridge and Entoleter had cash advances under these revolving credit arrangements of $13.0 million and $.5 million, respectively. Credit availability under these revolving credit arrangements at June 30, 1995, was $6.8 million. Interest on these borrowings is payable monthly at an interest rate of prime plus 1.25% for Brown-Bridge and prime plus 2.5% for Entoleter.

     Following is a summary of long-term debt of Registrant at June 30, 1995 and December 31, 1994:

                                                          1995           1994
                                                      -----------    -----------
          Term loan maturing in 1999 secured
          by the assets of Brown-Bridge at an          $8,548,000    $ 9,000,000
          interest rate of prime plus 1.25%
          payable over five years maturing in
          1999.

          Mortgage note payable on demand in
          1997 and secured by certain real
          property of Entoleter                         1,003,000      1,014,000
          Other                                            28,000          --
                                                      -----------    -----------
                                                        9,579,000     10,014,000

          Current Maturities                           (3,124,000)    (2,217,000)
                                                      -----------    -----------
                                                      $ 6,455,000    $ 7,797,000
                                                      ===========    ===========

     Spinnaker has pledged its shares of common stock of Brown-Bridge to secure Brown-Bridge's indebtedness under the above referenced term loan and line of credit.

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

6. In the first half of 1994 income from operations includes a $125,000 charge to earnings based on a settlement of litigation and related matters at Entoleter.

7.   The 1995 income tax provision for the three-month period ended June
     30, 1995 has been reduced by $279,000 due to the reversal of the company's valuation allowance related to net deferred tax assets. FASB Statement 109, "Accounting for Income Taxes," generally provides that net deferred tax assets are not recognized when a company has cumulative losses in recent years. However, as a result of the Company's continued profitability, and in accordance with FASB 109, the Company reversed its valuation allowance related to net deferred tax assets, as the Company believes it is more likely than not that the operations will generate future taxable income. Deferred tax assets and liabilities have been included in other current assets and other liabilities on the balance sheet.

8. Certain reclassifications have been made to conform prior period data to the current year's presentation.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

On September 19, 1994, Spinnaker purchased 80.1% of Brown-Bridge, an entity formed to acquire Kimberly-Clark's Brown-Bridge operation which manufactures adhesive-coated stocks for labels and related applications (See Note 1 to Notes to Condensed Consolidated Financial Statements).

SALES

Net sales were $26,685,000 for the three-month period ended June 30, 1995, versus $1,558,000 for the comparable 1994 period, an increase of $25,127,000. Brown-Bridge accounted for $24,755,000 of the net increase, with the balance attributable to higher sales ($372,000) at Entoleter. For the first six months of 1995 revenues increased by $48,971,000 due primarily to the inclusion of Brown-Bridge.

COST OF SALES

Cost of sales for the three and six-month periods ended June 30, 1995, increased by $21,853,000 and $42,637,000 respectively, when compared with the corresponding periods of 1994. The increases were attributable to the inclusion of Brown-Bridge.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased by $1,953,000 for the three-month period ended June 30, 1995, when compared to the comparable 1994 period. Brown-Bridge accounted for 94% of the increase.

LITIGATION

The 1994 income from operations includes a $125,000 charge to earnings based on the settlement of litigation and related matters at Entoleter.

INTEREST EXPENSE

Interest expense for the three and six-month periods ended June 30, 1995, increased by $622,000 and $1,242,000 respectively, when compared with the comparable 1994 periods. The increases are primarily the result of the additional debt incurred in the acquisition of Brown-Bridge (interest expense related to this debt was $610,000 for three months and $1,224,000 for six months).

INCOME TAXES

The 1995 income tax provision for the three-month period ended June 30, 1995 has been reduced by $279,000 due to the reversal of the company's valuation allowance related to net deferred tax assets. FASB Statement 109, "Accounting for Income Taxes," generally provides that net deferred tax assets are not recognized when a company has cumulative losses in recent years. However, as a result of the Company's continued profitability, and in accordance with FASB 109, the Company reversed its valuation allowance related to net deferred tax assets, as the Company believes it is more likely than not that the operations will generate future taxable income. Deferred tax assets and liabilities have been included in other current assets and other liabilities on the balance sheet.

The 1995 income tax provision provides for federal and state income taxes at an effective tax rate of 41% while the comparable 1994 tax provision included only state taxes. No federal income tax provision was provided for the six months ended June 30, 1994, due to the use of net operating loss carry forwards which were fully utilized during 1994 through the reversal of a portion of the valuation allowance.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's net cash provided by operating activities for the six months ended June 30, 1995, excluding sales of short-term investments, was $451,000, an increase of $630,000 over the comparable 1994 period. Net cash used in investing activities increased by $733,000 versus 1994, almost all of which was for capital expenditures at Brown-Bridge and Entoleter.

Net working capital at June 30, 1995 was $3,897,000 versus $4,647,000 at December 31, 1994, a decrease of $750,000. Internally generated funds are being used to finance the growth of the Registrant primarily through increased capital investments.

At June 30, 1995, total debt of the Registrant was $24,512,000 versus $24,546,000 at December 31, 1994. The Registrant's subsidiaries have credit facilities available for future use, including revolving credit agreements with maximum availability of $21,500,000 and current availability of $6,700,000 at June 30, 1995. (See Note 4 to Notes to Condensed Consolidated Financial Statements.) Borrowings under these credit facilities totaled $13,458,000 at June 30, 1995. Agreements with its lenders imposes restrictions on the ability of Brown-Bridge and Entoleter to pay dividends to the Registrant.

The Registrant believes it has adequate capital resources for its current operations. In addition, the Registrant has engaged an investment banking firm to assist it in exploring various financing alternatives in order to provide additional capital for acquisitions, working capital and other corporate purposes. The Registrant is actively pursuing financing alternatives and any such financing may involve the issuance of debt and additional equity securities of the Registrant. As of the date of this filing, the Registrant has not entered into any definitive agreements or arrangements regarding the terms of any financing and there can be no assurance that such financing will be available on terms acceptable to the Registrant. A substantial portion of any consummated financing will be required for the acquisition discussed in Part II - Item 5 of this report.

The Registrant has previously identified possible environmental issues at Entoleter related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Registrant was held on May 16, 1995, at which Annual Meeting the shareholders were asked to elect four directors to serve until the next Annual Meeting of Shareholders.

Set forth below is the (i) list of nominees elected at the Meeting, all of whom were serving as Directors prior to the Meeting, and (ii) the shares vested as indicated for each nominee:

          NAME                   FOR            WITHHELD
          ----                   ---            --------
     Richard J. Boyle         1,717,480           1,112
     Ned N. Fleming, III      1,717,480           1,112
     Michael J. Small         1,717,480           1,112
     Joseph P. Rhein          1,717,480           1,112

In addition, the Shareholders were asked to authorize a resolution to increase the authorized capital of the Registrant to 10,000,000 shares, no par value. The results of such vote were 1,714,810 votes for the resolution, 2,720 votes against the resolution and 1,062 abstentions.

Item 5.  OTHER INFORMATION

On June 20, 1995, the Company announced an agreement in principal to acquire the assets and stock of Central Products Company ("Central Products"), a wholly-owned subsidiary of Alco Standard Corporation. Central Products, which manufactures and markets a wide variety of carton sealing tapes, is the second largest U.S. carton sealing tape manufacturer. Central Products is headquartered in Menasha, Wisconsin, next to its 175,000 square foot manufacturing facility, which manufactures water activated tape. Central Products also maintains a 200,000 square foot manufacturing facility in Brighton, Colorado, where it manufactures pressure sensitive tape.

The Company is currently negotiating the terms of the definitive agreement relating to the proposed acquisition of Central Products. It is anticipated that the definitive agreement will contain several significant conditions to the obligations of both parties to consummate the transaction.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SPINNAKER INDUSTRIES, INC.
                                                 (Registrant)




                                       /s/ Ned N. Fleming, III, President
                                       -----------------------------------
                                        Ned N. Fleming III, President

Date: August 11, 1995