Form 10-Q
period 1995-09-30
SPINNAKER INDUSTRIES INC
filed 1995-11-14
CIK 314865

                                    FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 1995
                                -------------------------------------------

Commission file number                     2-66564
                       ----------------------------------------------------

                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------     ---------------------


                          SPINNAKER INDUSTRIES, INC.
----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                      06-0544125
----------------------------------      ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.

600 N. PEARL ST., #2160, L.B. 100, DALLAS, TX                 75201
----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                             (214)855-0322
----------------------------------------------------------------------------
(Registrant's telephone number, including area code)


                                   N/A
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate check mark whether the Registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X        No
                                --------        --------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE                      1,810,504 shares
----------------------------------      ------------------------------------
             Class                      Outstanding at October 31, 1995

SPINNAKER INDUSTRIES, INC.

INDEX
------------------------------------------------------------------------------
                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of
          September 30, 1995 and December 31, 1994 (Audited).            3

          Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 1995
          and 1994                                                       4

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1995 and 1994          5

          Notes to Condensed Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9

Item 6.   Exhibits and Reports on Form 8-K                              11



-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEET


                                              September 30,      December 31,
                                                  1995               1994
                                              -------------      -------------
                                               (Unaudited)          (Note)
ASSETS
Current assets:
    Cash and cash equivalents                       $11,000           $484,000
    Short-term investments                                               4,000
    Accounts receivable (less allowance          13,858,000         12,510,000
      of $203,000 and $378,000)
    Inventories (Net)                            16,025,000         14,572,000
    Income taxes due from Parent                     21,000             70,000
    Prepaid expenses and other                    1,476,000            686,000
                                              -------------      -------------
Total current assets                             31,391,000         28,326,000

Property plant and equipment
    Land                                            437,000            420,000
    Buildings and improvements                    5,308,000          4,943,000
    Machinery and equipment                      11,051,000         10,059,000
    Accumulated depreciation                     (3,622,000)        (2,927,000)
                                              -------------      -------------
                                                 13,174,000         12,495,000
Deposits                                          2,000,000                 --
Other assets                                        797,000            508,000
                                              -------------      -------------

TOTAL ASSETS                                    $47,362,000        $41,329,000
                                              -------------      -------------
                                              -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                             $9,144,000         $5,003,000
    Accrued liabilities                           2,584,000          2,857,000
    Current portion of long term debt             3,018,000          2,217,000
    Working capital revolver                     15,831,000         13,180,000
    Other current liabilities                        47,000            422,000
                                              -------------      -------------
Total current liabilities                        30,624,000         23,679,000


Long term debt less current portion               6,126,000          7,797,000
Deferred income taxes                               589,000            589,000
Notes payable to related parties                  1,539,000          1,352,000
Minority interest                                 1,512,000          1,411,000

Stockholders' equity
    Common stock                                  3,124,000          3,124,000
    Additional paid in capital                    3,709,000          3,709,000
    Retained earnings (deficit)                     251,000           (220,000)
    Less: common stock in treasury                 (112,000)          (112,000)
                                              -------------      -------------
Total stockholders' equity                        6,972,000          6,501,000
                                              -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $47,362,000        $41,329,000
                                              -------------      -------------
                                              -------------      -------------

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

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF INCOME - UNAUDITED



                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                             ----------------------------------------       --------------------------------
                                                            (unaudited)                               (unaudited)
                                                 1995                     1994                   1995                1994
                                             ---------------          --------------         -------------      -------------
Net sales                                     $25,070,000              $4,613,000            $77,716,000         $8,288,000

Cost of sales                                 (22,063,000)             (3,825,000)           (66,971,000)        (6,096,000)
Depreciation and amortization                    (261,000)                (59,000)              (769,000)          (130,000)
                                             -------------            ------------           ------------        -----------

Gross margin                                    2,746,000                 729,000              9,976,000          2,062,000

Selling, general and administrative expense    (2,467,000)             (1,009,000)            (7,473,000)        (2,108,000)
Litigation settlement                                  --                      --                     --           (125,000)
                                             -------------            ------------           ------------        -----------

Income (loss) from operations                     279,000                (280,000)             2,503,000           (171,000)


Interest expense                                 (649,000)               (102,000)            (1,942,000)          (153,000)
Other income (expense)-Net                        (15,000)                 23,000                 13,000            104,000
                                             -------------            ------------           ------------        -----------

Income (loss) before income taxes
    and minority interest                        (385,000)               (359,000)               574,000           (220,000)

Income tax (provision) benefit                    157,000                   5,000                 43,000            (19,000)

Minority interest                                  12,000                 (26,000)              (146,000)           (26,000)
                                             -------------            ------------           ------------        -----------

Net income (loss)                               ($216,000)              ($380,000)              $471,000          ($265,000)
                                             -------------            ------------           ------------        -----------
                                             -------------            ------------           ------------        -----------

Weighted average shares and
    common stock equivalents outstanding        2,232,022               1,810,504              2,209,705          1,810,504

Net income (loss) per share                        ($0.10)                 ($0.21)                 $0.21             ($0.15)




See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      ---------------------------
                                                         1995             1994
                                                      ----------       ----------
Operating activities
Net income                                              $471,000       ($265,000)

Adjustments to reconcile net income
   to net cash used in operating activities:
      Depreciation and amortization                      769,000         130,000
      Sales of short-term investments,net                  4,000       1,985,000
      Minority interest                                  146,000          26,000
      Changes in operating assets and liabilities
         Accounts receivable                          (1,348,000)     (1,704,000)
         Inventories                                  (1,932,000)       (510,000)
         Prepaid expenses and other assets            (1,104,000)        (35,000)
         Accounts payable and accrued liabilitie       3,636,000       2,629,000

                                                      ----------     -----------
Net cash provided by (used in) operating activities      642,000       2,256,000
                                                      ----------     -----------

Investing activities
   Acquisition (total cost less debt assumed and
      cash equivalents acquired):
         Brown-Bridge Acquistion                              --     (30,073,000)
   Purchases of plant and property                    (1,038,000)       (163,000)
   Deposits                                           (2,000,000)             --
                                                      ----------     -----------

Net cash used in investing activities                 (3,038,000)    (30,236,000)
                                                      ----------     -----------
Financing activities
   Issuance of long-term debt                             28,000      23,892,000
   Working capital revolver                            2,651,000         322,000
   Principal payments on long-term debt                 (898,000)        (14,000)
   Proceeds from notes payable                           187,000           7,000
   Purchase of minority interest                         (45,000)      1,314,000
                                                      ----------     -----------

Net cash used in financing activities                  1,923,000      25,521,000
                                                      ----------     -----------

   Decrease in cash and cash equivalents                (473,000)     (2,459,000)

Cash and cash equivalents at beginning of period         484,000       2,745,000
                                                      ----------     -----------

Cash and cash equivalents at end of period               $11,000        $286,000
                                                      ----------     -----------
                                                      ----------     -----------


See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated financial statements include Spinnaker Industries, Inc., formerly Safety Railway Service Corporation, and its operating subsidiaries, Brown-Bridge Industries, Inc. (80.1% owned) and Entoleter, Inc. (100.0% owned) (collectively the "Registrant"). On September 19, 1994, the Registrant purchased 80.1% of Brown-Bridge Industries, Inc. ("Brown-Bridge"), an entity formed to acquire Kimberly-Clark's Brown-Bridge operation which manufactures adhesive-coated stocks for labels and related applications. The total cost of the transaction was approximately $36 million, which includes the assumption of approximately $7 million in liabilities. The transaction was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market value.

     In the third quarter of 1995, Spinnaker increased the inventory reserve and allowance for doubtful accounts by $485,000 to properly reflect the value of inventory and receivables of Brown-Bridge on September 1994, the date of Spinnaker's acquisition of Brown-Bridge. The adjustment was accounted for as a reallocation of purchase price, resulting in a corresponding increase to the acquired value of property, plant and equipment.

     The operating results of Brown-Bridge are included in the consolidated statements of operations for the three and nine month periods ended September 30, 1995. The following proforma information, which is based on information currently available to the Registrant, shows the results of the Registrant's operations presented as though the purchase of Brown-Bridge had been made at the beginning of 1994.

                               Three Months Ended        Nine Months Ended
                               September 30, 1994       September 30, 1994
                               ------------------       ------------------
     Sales and Revenues            $23,796,000              $72,758,000
     Net Income                         22,000                  726,000
     Net Income Per Share                 $.01                     $.33



2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1994.

3. Inventory values at September 30, 1995, and December 31, 1994, for Brown-Bridge are valued using a specific identification method (92% and 88% of total inventories of the Registrant, respectively) for each item of inventory with the remaining inventories valued using the first-in, first-out (FIFO) method. Inventories consist of the following at September 30, 1995, and December 31, 1994.

                                           1995                 1994
                                           ----                 ----
          Finished goods               $ 2,355,000          $ 1,920,000
          Work-in-process                8,614,000            7,208,000
          Raw materials and supplies     5,056,000            5,444,000
                                        ----------           ----------
                     Total             $16,025,000          $14,572,000
                                        ----------           ----------
                                        ----------           ----------


4. Brown-Bridge and Entoleter maintain revolving credit and/or letter of credit arrangements with combined maximum availabilities of $19 million and $2.5 million, respectively. Credit availability under these revolving credit arrangements is subject to certain variables, such as the amount of inventory and receivables eligible to be included in a borrowing base. At September 30, 1995, Brown-Bridge and Entoleter had cash advances under these revolving credit arrangements of $15.5 million and $.3 million, respectively. Credit availability under these revolving credit arrangements at September 30, 1995, was $3.2 million. Interest on these borrowings is payable monthly at an interest rate of prime plus 1.25% for Brown-Bridge and prime plus 2.5% for Entoleter.

     Following is a summary of long-term debt of Registrant at September 30, 1995 and December 31, 1994:

                                                         1995           1994
                                                         ----           ----
          Term loan maturing in 1999 secured
          by the assets of Brown-Bridge at an          $8,120,000     $9,000,000
          interest rate of prime plus 1.25%
          payable over five years maturing in
          1999.

          Mortgage note payable on demand in
          1997 and secured by certain real
          property of Entoleter                           998,000      1,014,000
          Other                                            26,000          --
                                                       ----------    -----------
                                                        9,144,000     10,014,000

          Current Maturities                           (3,018,000)    (2,217,000)
                                                       ----------    -----------
                                                       $6,126,000    $ 7,797,000
                                                       ----------    -----------


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

6. For the nine-month period ended September 30, 1994, income from operations included a $125,000 charge to earnings based on a settlement of litigation and related matters at Entoleter.

7.   The 1995 income tax provision for the nine-month period ended September
     30, 1995 has been reduced by $279,000 due to the reversal of the Registrant's valuation allowance related to net deferred tax assets. FASB Statement 109, "Accounting for Income Taxes," generally provides that net deferred tax assets are not recognized when a company has cumulative losses in recent years. However, as a result of the Registrant's continued profitability, and in accordance with FASB 109, the Registrant reversed its valuation allowance related to net deferred tax assets, as the Registrant believes that the operations will generate future taxable income. Deferred tax assets have been included in other current assets on the balance sheet.

8. On October 4, 1995, Central Products Acquisition Corp., a wholly-owned subsidiary of the Registrant acquired from Alco Standard Corporation, the assets and stock of Central Products Company ("CPC"). CPC manufactures and markets a wide variety of carton sealing tapes and related equipment. The cost of the acquisition was $80.0 million, of which the Registrant deposited $2 million with Alco Standard on September 29, 1995. The transaction will be accounted for as a purchase, and, accordingly, the assets and liabilities will be recorded at their estimated fair market value. CPC does not presently have audited financial statements. Unaudited revenues for the twelve months ended 9/30/95 were approximately $120 million and profitability is in line with industry standards. For a more detailed description of the purchase, please refer to the Registrant's
     8-K filed on October 19, 1995. An amendment to Form 8-K is presently being prepared and will include certain audited historical and proforma financial information relative to the Registrant's acquisition of CPC and is expected to be filed by December 18, 1995.

9. Certain reclassifications have been made to conform prior period data to the current year's presentation.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

ACQUISITIONS

On September 19, 1994, Spinnaker purchased 80.1% of Brown-Bridge, an entity formed to acquire Kimberly-Clark's Brown-Bridge operation which manufactures adhesive-coated stocks for labels and related applications (See Note 1 to Notes to Condensed Consolidated Financial Statements).

SALES

Net sales were $25,070,000 for the three-month period ended September 30, 1995, versus $4,613,000 for the comparable 1994 period, an increase of $20,457,000. Brown-Bridge accounted for $20,113,000 of the net increase, with the balance attributable to higher sales ($344,000) at Entoleter. For the first nine months of 1995 revenues increased by $69,428,000 due primarily to the inclusion of Brown-Bridge.

COST OF SALES

Cost of sales for the three and nine-month periods ended September 30, 1995, increased by $18,238,000 and $60,875,000 respectively, when compared with the corresponding periods of 1994. The increases were attributable to the inclusion of Brown-Bridge. In addition, in the third quarter of 1995, Brown-Bridge incurred certain start-up costs related to the addition of a new product line under a long-term contract.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses were $2,467,000 for the three-month period ended September 30, 1995. The three-month period ended September 30, 1994, included $203,000 of non-recurring expenses related to acquisition efforts prior to the management agreement with BFG and the management restructuring in 1994.

LITIGATION SETTLEMENT

The 1994 results include a $125,000 charge for the settlement of litigation and related matters at Entoleter.

INTEREST EXPENSE

Interest expense for the three and nine-month periods ended September 30, 1995, increased by $547,000 and $1,789,000 respectively, when compared with the comparable 1994 periods. The increases are primarily the result of the additional debt incurred in the acquisition of Brown-Bridge (interest expense related to this debt was $612,000 for three months and $1,836,000 for nine months).

INCOME TAXES

The 1995 income tax provision for the nine-month period ended September 30, 1995 has been reduced by $279,000 due to the reversal of the Registrant's valuation allowance related to net deferred tax assets. FASB Statement 109, "Accounting for Income Taxes," generally provides that net deferred tax assets are not recognized when a company has cumulative losses in recent years. However, as a result of the Registrant's continued profitability, and in accordance with FASB 109, the Registrant reversed its valuation allowance related to net deferred tax assets, as the Registrant believes that the operations will generate future taxable income.

The 1995 income tax provision provides for federal and state income taxes at an effective tax rate of 41% while the comparable 1994 tax provision included only state taxes. No federal income tax provision was provided for the nine months ended September 30, 1994, due to the use of net operating loss carry forwards which were fully utilized during 1994 through the reversal of a portion of the valuation allowance.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's net cash provided by operating activities for the nine months ended September 30, 1995, excluding sales of short-term investments, was $642,000, an increase of $371,000 over the comparable 1994 period.

Net working capital at September 30, 1995 was $767,000 versus $4,647,000 at December 31, 1994, a decrease of $3,880,000. Internally generated funds are being used to finance the growth of the Registrant primarily through increased capital investments.

At September 30, 1995, total debt of the Registrant was $26,514,000 versus $24,546,000 at December 31, 1994. The Registrant's subsidiaries have credit facilities available for future use, including revolving credit agreements with maximum availability of $21,500,000 and current availability of $3.2 million at September 30, 1995. (See Note 4 to Notes to Condensed Consolidated Financial Statements.) Borrowings under these credit facilities totaled $15,831,000 at September 30, 1995. Borrowings include $2 million for a deposit given to Alco Standard Corporation in connection with the Registrant's acquisition of Central Products Company. Reference is made to the Form 8-K filed by Registrant on October 19, 1995, which is incorporated herein by reference, for a description of the purchase of CPC. Agreements with its lenders imposes restrictions on the ability of Brown-Bridge and Entoleter to pay dividends to the Registrant.

The Registrant has engaged an investment banking firm to assist it in exploring various financing alternatives in order to provide additional capital to repay $25 million in subordinated notes issues by the Registrant to the Seller in connection with the CPC acquisition as referenced by the 8-K and for acquisitions, working capital and other corporate purposes. The Registrant is actively pursuing financing alternatives and any such financing may involve the issuance of debt and substantial equity securities of the Registrant. As of the date of this filing, the Registrant has not entered into any definitive agreements or arrangements regarding the terms of any financing and there can be no assurance that such financing will be available on terms satisfactory to the Registrant.

The Registrant has previously identified possible environmental issues at Entoleter related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

ITEM 6.-  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          27.  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          (I) A Form 8-K dated October 4, 1995, which under ITEM 2 - ACQUISITION OR DISPOSITION OF ASSETS reported the acquisition by a subsidiary of Registrant of the assets and stock of Central Products Company from Alco Standard was filed on October 19, 1995. The monthly guarantee fee to be paid by the Registrant with respect to the Conversion Notes as described in the third sentence of the next to last paragraph in ITEM 2 - should be 0.5% rather than the .05% set forth. An amendment containing financial statements is expected to be filed by December 18, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SPINNAKER INDUSTRIES, INC.
                                           (Registrant)




                                    /s/ James W. Toman, Controller
                                    -----------------------------------------
                                    James W. Toman, Controller


Date:   November 13, 1995

                                 INDEX TO EXHIBITS


Exh. No.                    Description
--------                    -----------

  27                        Financial Data Schedule