Form 10-K405
period 1995-12-31
SPINNAKER INDUSTRIES INC
filed 1996-04-01
CIK 314865

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1995

                                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                    to

                      Commission file number 2-66564

                          SPINNAKER INDUSTRIES, INC.
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

          DELAWARE                                  06-0544125
- --------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

600 N. PEARL ST.  SUITE 2160, DALLAS, TX                 75201
- ----------------------------------------         ---------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    214-855-0322
                                                   ------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----
Securities registered pursuant to Section 12(g) of the Act.

                         COMMON STOCK - NO PAR VALUE
           ------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained to, the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (totaling 400,956 shares) was $14,735,133 (based upon the closing bid of the Registrant's common stock in the NASDAQ on February 29, 1996 of $36.75 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's Common Stock was 2,715,694 as of March 1, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

Part III: Proxy Statement for the 1996 Annual Meeting of Stockholders to be held May 16, 1996.

                                   PART I

ITEM 1.  BUSINESS

     Spinnaker Industries, Inc. (the "Registrant"), formerly Safety Railway Service Corporation, was incorporated in Delaware in 1941.

     The Registrant is a diversified manufacturing company with three subsidiaries that operate in two industry segments, adhesive coated materials and industrial processing equipment. Brown-Bridge Industries, Inc. ("Brown-Bridge"), an 80.1% owned subsidiary, is in the adhesive coated paper industry and Central Product Company ("Central") is a manufacturer of carton sealing tape. Entoleter, Inc. ("Entoleter") is a manufacturer of size reduction, recycling and pollution control equipment. Additional business segment information about the Registrant is set forth in Note 11 to the Notes to Consolidated Financial Statements.

     In 1987, Lynch Corporation, an Indiana corporation listed on the American Stock Exchange, purchased from a group of investors approximately 82% of the Common Stock of the Registrant. In November 1989, Lynch Corporation transferred all of its holdings of the Registrant to a wholly-owned subsidiary Lynch Manufacturing Corporation. As of December 31, 1995, Lynch Manufacturing Corporation owned 2,259,063 shares, or 83.2%, of the Common Stock of the Registrant.

     In October 1995, the Registrant through its wholly-owned subsidiary Central Products Acquisition Corporation (subsequently renamed Central Products Company), acquired the stock and assets of Alco Standard Corporation's Central Products operation for a total cost of approximately $80,000,000. This acquisition has had a significant and material impact on the size and operations of the Registrant. See Note 2 to the Notes to Consolidated Financial Statements.

     As part of the Registrant's acquisition of Central Products Company from Alco Standard Corporation, the seller provided two subordinated notes to the Registrant totaling $25,000,000 and the seller received the right to sell these notes back to the Registrant (the "Put Agreements"). Lynch Corporation agreed to guarantee the notes and to provide the funds to satisfy the Put Agreements in consideration of an annual fee of .05% of the principal amount guaranteed. Alco Standard Corporation has exercised its rights under the Put Agreements to sell the notes back to the Registrant. As a result of agreements with Alco Standard Corporation, the closing has been extended from January 31, 1996, to early April 1996. The Registrant is actively pursuing financing alternatives, which may involve additional bank loans and the issuance of debt securities and equity securities. Currently, neither the Registrant nor Lynch Corporation has the funds available to satisfy the obligation to Alco Standard Corporation. As of the date of this report, no agreements have been consummated regarding the terms of any financing, and there can be no assurance that such financing will be available on satisfactory terms. As a result, the Report Of Independent Auditors on the Registrant's financial statements includes an explanatory paragraph citing substantial doubt about the Registrant's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 4 to the Notes to Consolidated Financial Statements.

     ADHESIVE COATED MATERIALS SUBSIDIARIES

     Brown-Bridge and Central both compete in different segments of the approximately $4 billion adhesive coated materials industry. This market includes consumer product labels, adhesive backed labels, and water-activated and pressure sensitive tapes.

     BROWN-BRIDGE INDUSTRIES, INC.

     Brown-Bridge develops, manufactures, and markets adhesive coated products that are converted by printers and industrial users into products used for marking, identifying, promoting, labeling and decorating applications. End uses include consumer product labeling, electronic data processing (EDP) identification, pharmaceutical and food marking, and postage stamp paper.

MARKETS AND CUSTOMERS

     Brown-Bridge competes in the adhesive coated paper and film market, where it offers a full line of adhesive backed paper products that are pressure, heat and water sensitive. Although this market is dominated principally by two suppliers (see "Competition"), Brown-Bridge markets and sells its products nationally. The Registrant's Brown-Bridge subsidiary principally sells product to printers, converters and paper merchants.

     Brown-Bridge generally markets its products through its own sales representatives to regional and national printers, converters and merchants. The majority of sales represent product sold and shipped from Brown-Bridge's facilities in Troy, Ohio. However, the Registrant's Brown-Bridge subsidiary also contracts with seven regional processors throughout the United States, with whom Brown-Bridge stores product until sold. Generally, these processors perform both slitting and distribution services for Brown-Bridge.

     Brown-Bridge's business is not dependent upon a single customer and the loss of any one customer would not have a material adverse effect on its business. Although no single customer accounts for more than 10% of the aggregate revenues, the top 25 customers account for approximately 50% of Brown-Bridge's total revenues.

PRODUCTS

     PRESSURE SENSITIVE. Pressure sensitive products, which are activated by the application of pressure, are manufactured with a three element construction consisting of face stock, adhesive coating, and silicone coated release liner. The adhesive product is sold in roll or sheet form for further conversion into products used primarily for marking, identification and promotional labeling. Pressure sensitive products are sold under the tradenames Strip Tac and Strip Tac Plus. Pressure sensitive products accounted for approximately $82,888,000 (61%) of the Registrant's consolidated net sales during 1995.

     ROLLS. Roll pressure sensitive products are generally sold to label printers that produce products used primarily for informational labels (shipping labels, price labels, warning labels, etc.), product identification and postage stamps. A distinct product segment is EDP end use. These computer-generated labels are usually produced as part of a forms set for mailing, shipping, inventory control labels or other similar applications. The major channel of distribution is direct selling to printers. Brown-Bridge also uses regional contract slitters/distributors to service local markets more effectively. This product line includes a variety of face stocks, several hot melt and emulsion adhesives (permanent, removable and specialty), and in-house coated silicone release liner.

     SHEETS. Sheet pressure sensitive products are sold to commercial sheet printers, who provide information labels and other products, such as bumper stickers. Sheet pressure sensitive products are sold primarily through fine paper merchants who service commercial sheet printers. This product line consists of a variety of face stocks and several permanent, removable and specialty emulsion process adhesives.

     HEAT SENSITIVE. Heat sensitive products, which are activated by the application of heat, are manufactured by coating a face stock with either a hot melt coating or an emulsion process adhesive. The heat sensitive product line is sold primarily for labeling end uses. Adhesives are either instantaneous or delayed action to allow label repositioning. Heat sensitive uses include labels for pharmaceutical bottles, meat and cheese packages,
supermarket scales, cassettes and bakery packages.   The adhesive coated
product is sold in roll or sheet form for further conversion. Brown-Bridge offers a full line of hot melt, delayed action products and a limited line of emulsion and wax-based instantaneous products. Brown-Bridge's heat sensitive products are sold under the trade name Heat Seal.

     WATER SENSITIVE. Water sensitive products, which are activated by the application of water, include a broad range of paper and cloth materials, coated with a variety of adhesives. There are two distinct water sensitive adhesives, known as conventional and dry gum, that are produced with different coating processes. The adhesive coated products are sold in roll or sheet form for further conversion to postage and promotional stamps, container labels, inventory control labels, shipping labels and splicing, binding, and stripping tapes. The water sensitive line is sold under the tradename Pancake and consists of three product groups: dry process, conventional gummed and industrial:

     DRY PROCESS.   Dry process is sold primarily for label and business forms uses. Dry process is sold in sheet form primarily to fine paper merchants for resale to commercial printers who, in turn, resell printed labels for a variety of uses such as carton labels. Dry process is also sold for use in roll form to manufacturers of imprinting machines or to the distributors of machine rolls.

                    Brown-Bridge offers dry process stock for both label and business forms applications, including laser printer compatible product.

     CONVENTIONAL   Conventional gum products serve many of the same end uses
     GUM.           for hand applied labels as dry process stock.  A major
                    portion of these products is sold for government postage and promotional stamp uses. These large volume pieces of business are awarded on a bid basis. Brown-Bridge is one of the largest manufacturers of postage stamp paper.
                    Products are distributed either through fine paper merchants or directly to printers. Brown-Bridge products are available for both stamp and label applications.

     INDUSTRIAL.    This product line consists of products sold in several
                    small market niches: acid-free electrical grades, binding and stripping tapes, cloth and splicing tapes, veneer tapes, and other kraft and specialty items.

MANUFACTURING

     FACILITIES. Brown-Bridge owns two manufacturing facilities in Troy, Ohio, where it mixes and coats paper stock with adhesives to produce water sensitive, heat sensitive and pressure sensitive roll and sheet products. In addition, in order to service roll pressure sensitive regional markets, Brown-Bridge has contracted with seven slitters/distributors in Los Angeles, California; Dallas, Texas; Atlanta, Georgia; High Point, North Carolina; Boston, Massachusetts; and Chicago, Illinois. These locations were selected based upon customer concentration, geographic diversity and slitter/distributor's capabilities. These locations typically consists of warehouse space and one or more slitting machines owned by the regional slitter/distributor. Brown-Bridge stores product in these regional locations, until sold or processed by such slitter/distributors, to service their respective market area. Product can be shipped from any of these locations or transferred between locations as necessary to service needs across the United States.

     RAW MATERIALS. Brown-Bridge uses a wide array of raw materials to produce its products, including paper stock, silicone and adhesives. Raw materials are the most significant cost components for producers of adhesive backed products: the three most important raw material costs being face stock (paper substrate), adhesives and silicone. These materials are procured from numerous suppliers in the United States and Canada and, while temporary shortages may occur occasionally, these items are currently readily available.

     MANUFACTURING IMPROVEMENTS. Although the Registrant believes that its adhesive coated materials products have a good reputation for quality within the marketplace, Brown-Bridge is continuing an intensive company-wide effort to improve manufacturing and administrative efficiency and product quality. Brown-Bridge's management has specifically identified the reduction of scrap, the improvement of product quality and cycletime and the reduction of working capital requirements as goals to be addressed in this effort.

COMPETITION

     The adhesives coated products industry is highly competitive and Brown-Bridge competes with both national and regional suppliers. A majority of the adhesive coated products market is held by two manufacturers, Avery Dennison and Bemis. Competition for many of Brown-Bridge's products is based primarily on quality, supplier response time and price.

     Industry leaders have historically set general product price levels that influence prices established by mid-sized suppliers such as Brown-Bridge. As a result, Brown-Bridge has experienced some flexibility in pricing its products, consistent with general industry-wide price levels, while simultaneously allowing it to maintain its product margins.

ENVIRONMENTAL

     The Registrant believes that Brown-Bridge operates in compliance with current applicable federal, state, and local environmental laws, regulations and ordinances.

     AIR. Brown-Bridge operates air contaminant sources at both Troy plants. These sources consist of coaters and boilers, all of which are permitted or registered in compliance with Ohio law. Brown-Bridge continues to monitor anticipated changes in federal and state environmental regulations and intends to comply with such regulations following their approval. To date, Brown-Bridge has complied with all preliminary requirements. The nature of Brown-Bridge's coating operations necessitate the emission of a minimal number of air pollutants that the Environmental Protection Agency has targeted for nationwide reduction through voluntary and/or regulatory programs. Brown-Bridge has voluntarily reduced its use of most of the chemicals and continues to search for effective substitutes for the others.

     WASTEWATER. Brown-Bridge generates sanitary and process wastewater at both of its plants in Troy, Ohio. Both plants discharge sanitary and process wastewater to the City of Troy's publicly owned treatment works and are in compliance with the city's discharge requirements. Additionally, Plant 1 discharges non-contact cooling water and storm water directly to the Great Miami River pursuant to a National Pollutant Discharge Elimination System permit.

     SOLID AND HAZARDOUS WASTE. Brown-Bridge generates hazardous waste and nonhazardous solid waste at both plants. Both waste materials are transported by licensed haulers and properly disposed of at facilities permitted to manage such waste materials.

     SUPERFUND INVOLVEMENT. Liability for Brown-Bridge's past off-site disposal practices has been retained by Kimberly-Clark Corporation as provided in the acquisition agreement, pursuant to which the Brown-Bridge unit was acquired.

     ON-SITE REMEDIAL ACTIVITIES. Site investigations conducted in 1993 and 1994 revealed the presence of soil and groundwater contamination at Plant 1 and minor soil contamination at Plant 2. Kimberly-Clark assumed the responsibility to conduct voluntary remedial measures at Plant 1 to eliminate (or reduce below regulatory levels) contaminants in the soils and groundwater. The remedial measures were completed in 1995.

EMPLOYEES

     As of December 31, 1995, Brown-Bridge employed 371 persons. All employees other than management are paid on an hourly basis. Brown-Bridge's employees are not covered by a collective bargaining agreement. The Registrant believes that its relations with its employees are good.

     INDUSTRIAL CENTRAL PRODUCTS COMPANY

     Central is the second largest U.S. carton sealing tape manufacturer. Central manufactures water activated tape (also known as "gummed" tape) and pressure sensitive tape. Central offers three types of gummed tape: paper tape, reinforced tape and box tape. It also manufactures pressure sensitive tape with all three primary adhesive technologies: acrylic, hot melt and natural rubber. Central believes it is the only U.S. supplier to manufacture both gummed tape and pressure sensitive tape, and is the only company to produce pressure sensitive tape utilizing all three pressure sensitive adhesive technologies. Central also offers tape dispensers and tape application equipment manufactured by unaffiliated companies.

MARKETS AND CUSTOMERS

     Carton sealing tape is used in a broad array of industrial and consumer applications, including the packaging of goods for shipment by manufacturing or distribution companies. Tape competes with other methods for sealing cartons, such as staples, metal or plastic strapping, and hot-melt glues and cold glues. Tape can provide significant advantages to certain end users over other forms of closure in terms of cost, speed, efficiency and security; however, certain industry segments lend themselves to competing technologies.

     Central's sales strategy emphasizes supplying a full line of both water activated and pressure sensitive tape products. As it is the only company in the industry that manufactures both pressure sensitive tape and water activated tape, Central is capable of providing its customers with "one stop shopping" for their carton sealing tape requirements. Central sells its products primarily to paper distributors, who then resell the products to the end user. Central possesses a widely diversified customer base, with no single customer accounting for more than 10% of the Company's total sales. Approximately 5% of total sales are to the international market.

PRODUCTS

     WATER ACTIVATED TAPES (ALSO KNOWN AS GUMMED TAPES). Water activated tape is generally manufactured through the application of a thin layer of water activated adhesive to gumming kraft paper. It is offered as either non-reinforced tape or reinforced tape. Non-reinforced tape is made by applying an adhesive to a single layer of kraft paper. Reinforced tape contains a layer of fiberglass yarn placed between two layers of kraft paper. Both non-reinforced tape and reinforced tape are available in light, medium and heavy grades.

     PAPER TAPE.         Paper tape is used for less challenging applications
                         such as light loads, retail carry-out and unitized pallets. Paper tape utilizes a consistent and dependable adhesive applied to high tensile strength kraft paper.

     REINFORCED TAPE.    Reinforced tape is the strongest and most widely used
                         water activated tape. It adds an extra measure of strength for applications where durability and reliability are required, such as in two strip carton sealing and non-unitized loads.

     BOX TAPE.           Box tape is designed specifically for taping the
                         manufacturer's joint on corrugated cartons. It is similar in construction to reinforced tape and is reliable, bonds quickly and is also recyclable.

      Although over the last several years, pressure sensitive tape has grown rapidly at the expense of non-tape applications, such as glue and staples and some water activated tape, for sealing cartons, pressure sensitive tape does not perform as effectively as water activated tape in certain applications, such as recycled corrugated cartons. The use of recycled corrugated cartons has been increasing because of environmental concerns. These environmental issues have benefited the water activated tape segment because of the perception that paper-backed tape is more environmentally-friendly than film-backed tape. Additionally, Central is working to develop new and improved equipment for dispensing and applying water activated tape, which should make water activated tape more competitive with pressure sensitive tape.

     PRESSURE SENSITIVE TAPES. Pressure sensitive tape is manufactured primarily through the coating of plastic film with a thin layer of acrylic, hot melt or natural rubber adhesive. Pressure sensitive carton sealing tape generally varies from 1.75 to 3 inches in width and from 1.7 to 3.0 mils (one mil = .001 inches) in thickness.

     The adhesive is applied to various grades of high-quality, low-stretch polypropylene film for use in most applications as well as PVC and polyester films which are used for certain specialized applications.

     ACRYLIC ADHESIVE     Acrylic technology is the least complex of those used
     PRESSURE SENSITIVE   to manufacture pressure sensitive adhesives and
     TAPE                 produces tapes with excellent clarity, non-yellowing
                          properties, good temperature resistance and low application cost.

     HOT MELT ADHESIVE    Hot melt adhesive technology produces tape with an
     PRESSURE SENSITIVE   aggressive bond that can seal more cartons in less
     TAPE                 time, making it the most widely used pressure
                          sensitive tape.

     NATURAL RUBBER       Due to its very strong bonding properties, natural
     ADHESIVE PRESSURE    rubber is better suited than other pressure sensitive
     SENSITIVE TAPE       tapes for more challenging carton sealing applications
                          such as over-filled cartons, cartons exposed to varying temperatures and dusty cartons. Natural rubber tape possesses a firm unwind characteristic which makes it excellent for manual applications. Central is the only manufacturer of natural rubber adhesive tape in the U.S.

     Over the last several years, pressure sensitive tape has grown rapidly at the expense of non-tape applications, such as glue and staples and some water activated tape, for sealing cartons. This has occurred primarily due to improvements in performance, strength and versatility, and decreasing prices for pressure sensitive products resulting from increased capacity in the industry.

     EQUIPMENT/SPECIALTY AND CONVERTER PRODUCTS. Central supplies tape dispensing equipment manufactured by other companies. It currently offers two types of table top dispensers for water activated tape - a manual dispenser and a more expensive electric dispenser. Central also offers a broad line of carton sealing equipment for pressure sensitive tape, which ranges from hand held dispensers to automatic random sizing equipment.

     To supplement its product offerings, Central also offers specialty tapes for other applications including kraftback pressure sensitive tape, filament tape, masking tape, duct tape and strapping tape, all manufactured by other companies. The converter group also seeks and offers new non-tape products, such as an overlaminating film used as a protective barrier over paper labels, for resale to Central's customers.

     In addition, Central offers printed tapes in both its water activated tape and pressure sensitive tape lines. Customers see printed tape as a means of inexpensive advertising and an opportunity to put their "seal" of approval on each carton.

MANUFACTURING

     FACILITIES. Central currently manufactures tape products in two locations. Water activated tape is manufactured in Menasha, Wisconsin and pressure sensitive tape is manufactured in Brighton, Colorado. Central also maintains three distribution centers across the U.S. to ensure fast and reliable service to its customers.

     RAW MATERIALS.   Raw materials are the most significant cost component
of carton sealing tape products. The material component accounts for 65% to 70% of the total cost, with the most important raw materials being paper (gumming kraft), polypropylene resin, amorphous polypropylene laminate, fiberglass, and adhesive materials. While prices of these materials vary, Central has not experienced any difficulties in obtaining the materials, because they are available from multiple sources.

COMPETITION

     The Company competes with other manufacturers of carton sealing tape products as well as manufacturers of alternative carton closure products. Competition in the carton sealing market is based primarily on price and quality, although other factors may enhance a company's competitive position, including product performance characteristics, technical support, product literature and customer support. There are a wide range of participants in the carton sealing industry, including large diversified corporations (principally in pressure sensitive) and small private companies (principally in water activated tape). Central one of the leading manufactures of water activated tape. 3M is the largest manufacturer of pressure sensitive tape in the carton sealing market in the United States.

ENVIRONMENTAL

     The Registrant believes that both its water activated tape (Menasha, WI) and pressure sensitive tape (Brighton, CO) manufacturing facilities operate in compliance with current applicable federal, state and local environmental laws, regulations and ordinances.

     WATER ACTIVATED TAPE. Wastewater discharged from the Menasha facility is a combination of wash-down water from operations, non-contact cooling water and domestic wastewater. Except for a portion of the sanitary water, all wastewater is discharged to the Neenah-Menasha Sewerage Commission with no pretreatment necessary.

     The water activated tape plant is currently classified as a small quantity generator of hazardous waste. Waste materials are transported by licensed haulers and properly disposed of at facilities permitted to manage such waste materials.

     PRESSURE SENSITIVE TAPE. The Brighton production operation is covered under a Bubble Construction Permit covering the entire facility. The permit covers all storage/mix tanks, several coating lines, the film extrusion process, natural gas fired boilers, and fugitive emissions. During the past five years, Central Products has voluntarily reduced solvent emissions by more than 70%. Due to this significant reduction in hazardous air pollutants
(HAPs), the operation has evolved from a major source to a synthetic minor source. Additional developments have been underway to further reduce or eliminate HAPs from the operation.

     Wastewater in Brighton is generated from the film production process, several cooling towers and other plant processes. The wastewater is discharged to the City of Brighton publicly-owned treatment works and no current compliance issues have been identified.

     The pressure sensitive tape plant is currently classified as a large quantity hazardous waste generator. The various waste materials are transported by licensed haulers and properly disposed of at facilities permitted to manage such waste materials. A significant portion of the solid waste from the operation is sold as by-products and are reclaimed offsite by other manufacturers.

     Liability for Central's past off-site disposal practices and involvement with any Superfund sites has been retained by Alco Standard as provided in the acquisition agreement, pursuant to which Central was acquired.

EMPLOYEES

Central employed approximately 680 persons at December 31, 1995. The Company has a labor agreement expiring in 1998 with the United Paperworkers International Union AFL-CIO covering its hourly employees at the Menasha Plant. The employees at its Brighton plant are not represented by any union. Central believes it has good relations with its employees.

     INDUSTRIAL PROCESS EQUIPMENT SUBSIDIARY

     Entoleter engineers, manufactures and markets a vertically integrated line of size reduction equipment complemented by a line of air pollution control equipment. Entoleter's products primarily consist of: (a) Centrimil Milling Equipment for particle size reduction; (b) Central granulators for the plastics molding industry and precision cutters for the film and non-woven industry; and (c) Centrifield Scrubbers for the removal of impurities from air, gases and liquids, and for heat recovery, gas absorption, and other mass transfer functions.

PRODUCTS

     CENTRIMIL PRODUCT LINE. The Centrimil product line offers centrifugal impact mills that utilize a wide range of free flowing materials. The Centrimil can perform a wide range of processing functions. These include pulverizing, mixing and blending, deagglomeration, fiberizing, dehulling, grain cleaning and infestation destruction. The Centrimil has the ability to process slurries and liquids as well as dry flowing materials and can be employed in certain processes where other types of fine grinding equipment are not suitable.

     ALSTEELE PRODUCT LINE. Entoleter's Alsteele line of granulators is now complimented by a new precision, rotary knife cutter. The precision film cutters are designed specifically for reducing film and fiber scrap, while the granulators are designed to handle injection and blow-molded parts.

     CENTRIFIELD PRODUCT LINE. The CentriField Vortex Scrubber is a air pollution control device that removes particulate and acid gases from exhaust streams. It provides higher efficiency for particulate and acid gas removal with reduced energy usage. These characteristics enable Centrifield scrubbers to perform better than conventional scrubbers on applications that require both particulate and acid gas removal.

RAW MATERIALS AND PATENTS

     Substantially all raw materials, which consist principally of carbon and stainless steel (in various sizes and shapes), and steel forgings, are obtained from domestic trade sources. The loss of any single trade supplier would not have a material adverse effect on the operations of Entoleter because alternative domestic sources of supply are readily available. Entoleter has no supply contracts exceeding one year and has generally experienced no supply shortages, except in specialized electric motors where delivery sometimes exceeds six months.

     Patents are held by the Registrant on certain of its products, but such patents are not considered important to the operations. The patents expire over various lengths of time with the last patent expiring in about 10 years.

CUSTOMERS AND COMPETITION

     Entoleter's net sales consist entirely of sales to commercial and industrial customers. One customer represented 15.3% of net sales in 1995 and no customer exceeded 10% of sales in 1994. The Registrant believes that the failure of Entoleter to make sales to any particular customer in the future would not have a material adverse effect on the Registrant.

     The Registrant's industrial process equipment subsidiary operates in highly competitive worldwide markets. Entoleter has many competitors in these markets, most of which are larger and have greater financial resources than the Registrant. Competitive factors include price and quality of products. Entoleter markets its products directly to users primarily through outside sales representatives.

RESEARCH AND DEVELOPMENT AND OTHER INFORMATION

     Research and development has not been material to Entoleter's business. Product refinement and new application testing are performed and expensed as part of the cost of operations.

     Entoleter has identified possible environmental issues related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

EMPLOYEES

     As of December 31, 1995, Entoleter had 40 full-time employees. All hourly-paid production employees are members of the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires on April 30, 1996. The Registrant believes that its relations with its employees are good.

     FOREIGN SALES

     The Registrant's foreign sales were $10,444,000, $3,913,000 and $806,000 in 1995, 1994 and 1993, respectively.

     Brown-Bridge had foreign sales of $6,618,000 (or 4.9% of the Registrant's consolidated sales) and $1,578,000 (or 4.7%) in 1995 and 1994, respectively. Approximately 82% of these 1995 foreign sales were to Canadian customers and, consequently, the Registrant believes that the risks commonly associated with doing business in foreign countries are minimal.

     Central had foreign sales of $567,000 (or 0.4%) of the Registrant's consolidated net sales in 1995. Entoleter's export sales were $3,259,000 (or 2%), $2,335,000 (or 7%), and $806,000 (or 13%) of the Registrant's consolidated net sales in 1995, 1994, and 1993, respectively.

     The profitability of foreign sales is substantially equivalent to that of domestic sales. Because foreign sales are transacted in U.S. dollars, payments in many cases are secured by irrevocable letters of credit, and sales are spread over a number of customers in several countries, the Registrant believes that the risk commonly associated with doing business in foreign countries are minimized.

     BACKLOG

     The Registrant's backlog believed to be firm was $10,729,000 and $6,347,000, at December 31, 1995 and 1994, respectively. Brown-Bridge's backlog for orders believed to be firm as of December 31, 1995, was approximately $5,687,000 versus $4,615,000 at December 31, 1994. Central's backlog for orders was approximately $3,089,000 at December 31, 1995. At December 31, 1995, Entoleter's backlog of firm orders was $1,953,000. Entoleter's backlog was $1,732,000 at December 31, 1994. The Registrant's management believes that all such orders will be shipped in 1996.

ITEM 2.  PROPERTIES

     The Registrant's principal executive offices, are located in Dallas, Texas, where it shares office space with an affiliate of its principal executive officers. The Registrant also owns approximately 27 acres of unimproved land located in Atlanta, Georgia.

     Brown-Bridge owns two manufacturing facilities, Plant One and Plant Two, in Troy, Ohio. Plant One is a 200,000 square foot complex located on approximately 5 acres of land adjacent to the Miami River and Plant Two is a 98,000 square foot facility located on approximately 5 acres of land nearby. There are approximately 5 undeveloped acres of land adjacent to Plant Two that are available for expansion. Both facilities house manufacturing, administrative and shipping operations. All of Brown-Bridge's properties are subject to liens that secure indebtedness owed to its lender.

     Central manufactures tape products at two locations. All gummed water activated tape is produced in Menasha, Wisconsin in a 160,000 square foot facility owned by the company. Pressure sensitive tape is produced in a 211,000 square foot leased facility in Brighton, Colorado. Central's corporate offices are located adjacent to the Menasha Plant. The 20,000 square foot administrative facility is seven years old and is the center for all administrative services of the carton sealing tape subsidiary. To service its customers, the company maintains three leased distribution centers strategically placed across the United States: Neenah, Wisconsin - 90,000 sq ft; Linden, New Jersey - 30,000 sq ft, and; Denver Colorado - 100,000 sq ft. All of Central's properties are subject to liens that secure indebtedness owed to its lender.

     The Registrant, through its industrial process equipment subsidiary, owns a manufacturing plant that is located on approximately five acres of land in Hamden, Connecticut and that is subject to a mortgage in the amount of $992,000 at December 31, 1995. The plant is a brick and wood structure containing 72,000 square feet. Adjacent to the improved property are approximately 6 acres of unimproved land also owned by Entoleter.

     In the Registrant's opinion, all of the facilities used by its subsidiaries are in good operating condition and suitable and adequate for present uses.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None.


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

     The Registrant's Common Stock trades and is reported on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") Small-Cap Market under the symbol "SPNI". The following table shows the 1995 and 1994 range of high and low bid prices of the Registrant's stock reported through NASDAQ, adjusted to give retroactive effect to a 3-for-2 stock split that was effective December 30, 1994 and a 3-for-2 stock split that was effective December 29, 1995. These quotations represent prices between dealers without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                       1995               1994
                 ----------------    ----------------
                   HIGH     LOW       HIGH      LOW
                 -------  -------    ------    ------
First Quarter    $13      $ 5        $1-5/8    $1-3/8
Second Quarter    30-5/8   12         2-1/2     1-1/2
Third Quarter     43-3/8   28         4-6/8     2-1/4
Fourth Quarter    52-5/8   28-5/8     5-7/8     3-5/8

     At February 29, 1996, there were approximately 560 shareholders of record of the Registrant's Common Stock and the closing bid price was $36.75.

     The Registrant did not declare a dividend in 1995 or 1994. The Registrant presently intends to retain any earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Agreements with their respective lenders impose restrictions on the ability of Brown-Bridge, Central and Entoleter to pay dividends to the Registrant.

ITEM 6.  SELECTED FINANCIAL DATA

                                (in thousands of dollars except per share amounts)
                                  1995(1)     1994(2)        1993         1992         1991
                                ---------    ---------    ---------    ---------    ---------
NET SALES                       $ 135,289    $  33,632    $   6,371    $   4,533    $   4,657

OPERATING PROFIT (Loss)(3)          5,789          722           56          (99)        (530)

INCOME (Loss) BEFORE INCOME
 TAXES AND MINORITY INTEREST          953           78          119            3         (252)

MINORITY INTEREST                    (280)         (98)          -            -            -

NET INCOME (Loss)                     561          (90)         119            3         (252)

NET INCOME (Loss) PER
     COMMON SHARE (4)                0.17        (0.03)        0.04         0.00        (0.09)

DIVIDENDS PER COMMON SHARE             -            -            -            -            -

TOTAL ASSETS                      137,584       41,329        8,209        8,150        8,031

LONG-TERM OBLIGATIONS
   INCLUDING RELATED PARTY
   NOTES                           46,225        9,149        1,015        1,033        1,050

SHAREHOLDERS' EQUITY                7,062        6,501        6,591        6,472        6,470

WEIGHTED AVERAGE COMMON
    AND COMMON EQUIVALENT
    SHARES OUTSTANDING(4)       3,351,225    2,715,694    2,715,756    2,715,984    2,716,196

See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the Registrant's financial performance.

_______________________
(1) Includes the October 1995 acquisition of Central Products Company - see note 2 - Notes to Consolidated Financial Statements

(2) Includes the September 1994 acquisition of Brown-Bridge Industries, Inc. - see Note 2 - Notes to Consolidated Financial Statements

(3) Operating profit (loss) is net sales less operating expenses which exclude other income-net (investment income and interest expense) and income taxes and includes restructuring and litigation expense in 1994

(4) Adjusted to reflect a 3-for-2 stock split effective December 29, 1995 and a 3-for-2 split effective December 30, 1994, and reflects the shares issuable upon th exercise of warrants held by an affiliate of Richard J. Boyle and Ned N. Fleming, III, the Chairman of the Board and Chief Executive Officer and President, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

     Effective October 4, 1995, the Registrant, through its wholly-owned subsidiary, purchased the stock and assets of Alco Standard Corporation's Central Products operation, which manufactures a variety of carton sealing tapes. The Registrant's 1995 results include Central's operations from that date.

     SALES. The Registrant's 1995 net sales were $135,289,000, an increase of $101,657,000, when compared with net sales of $33,632,000 in 1994. The increase in net sales were largely the result of this acquisition and a full years results from Brown-Bridge, which was purchased in September 1994. Central accounted for $30,581,000 of the increase, with the balance coming from Brown-Bridge ($70,324,000) and Entoleter ($752,000).

     COST OF SALES. Total cost of sales increased by $89,231,000 to $117,737,000 in 1995 when compared to 1994. This increase was attributable to the inclusion of Brown-Bridge for a full year and the acquisition of Central. Included in the 1995 cost of sales is $86,394,000 for Brown-Bridge and $26,187,000 for Central.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A").   SG&A represents the
expenses of the operating subsidiaries and the Registrant's corporate office. SG&A expense for 1995 was $11,763,000, an increase of $7,359,000 over 1994. The increase was attributable primarily to Brown-Bridge ($4,418,000) and the addition of Central ($2,591,000) with the remainder of the increase attributable to the Registrant's corporate office. The 1995 SG&A expense at Brown-Bridge included a charge of $562,000 for fees paid to a consulting firm assisting Brown-Bridge to improve its operations and manufacturing processes. This consulting engagement began in 1994 and was completed in 1995.

     INTEREST (EXPENSE). Interest expense for 1995 totaled $4,468,000, of which $2,189,000, $1,326,000 and $143,000 relates to debt at Brown-Bridge, Central and Entoleter, respectively. The remainder of the interest expense ($810,000) relates to debt at the corporate level incurred in the acquisition of Brown-Bridge and Central. Total interest expense for 1995 increased by $3,700,000, verses 1994 and relates to debt incurred in the acquisition of Central and a full year of interest accrued on the debt incurred to acquire Brown-Bridge.

     GUARANTEE FEES. The Registrant accrued a $375,000 charge for guarantee fees due to Lynch Corporation in connection with debt incurred in the acquisition of Central. This fee is .05% of the principal amount of certain indebtedness ($25,000,000 at December 31, 1995) of the Registrant. See Note 4 of Notes to Consolidated Financial Statements.

     INCOME TAXES. The 1995 income tax provision provides for federal and state income taxes at an effective rate of 41%. The 1995 income tax provision has been reduced by $279,000 due to the reversal of the Registrant's valuation allowance related to net deferred taxes.

     NET INCOME. The Registrant recorded net income of $561,000, or $.17 per share for 1995, versus a net loss of $90,000, or $(.03) per share in 1994. The earnings per share have been adjusted to reflect two three for two stock splits effected on December 29, 1995, and December 30, 1994.

1994  COMPARED WITH 1993

     On September 19, 1994, Registrant purchased 80.1% of Brown-Bridge Industries, Inc., an entity formed to acquire Kimberly Clark's Brown-Bridge operation, which manufactures adhesive-coated products for labels and related applications.

     SALES. Registrant's 1994 results include Brown-Bridge's operations from that date. As a result of this acquisition, 1994 net sales were $33,632,000, an increase of $27,261,000, compared with net sales of $6,371,000 reported in 1993. Brown-Bridge accounted for $26,849,000 of the increase, with the remainder coming from Entoleter.

     COST OF SALES. Total Cost of sales increased by $24,113,000 in 1994 over 1993. This increase was attributable to the inclusion of Brown-Bridge ($23,641,000) and higher costs at Entoleter ($472,000) because of increased sales volume in 1994 and the write-off of $200,000 of shredder inventory reflecting a change in strategy within that product line.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. SG&A expense for 1994 was $4,404,000, an increase of $2,482,000 over 1993. The increase was attributable primarily to Brown-Bridge ($1,800,000) and higher commission and selling expenses at the industrial process equipment subsidiary resulting from increased sales volume. The SG&A expense at Brown-Bridge includes a charge of $387,000 for fees paid to a consulting firm assisting Brown-Bridge to improve its operations and manufacturing processes. SG&A expense for 1994 also includes non-recurring charges of $282,000 related to the implementation of the management agreement with Messrs. Boyle and Fleming, and $125,000 related to the settlement of litigation and related matters at Entoleter.

     INTEREST (EXPENSE). Interest expense for 1994 totaled $768,000, of which $605,000 relates to additional debt incurred in the acquisition of Brown-Bridge (see Note 2 to the Notes to Consolidated Financial Statements).

     OTHER INCOME - NET. Other income-net for 1994 was $124,000, a decrease of $43,000 when compared to 1993. The decrease is related primarily to lower interest income due to lower average cash balances maintained because of cash utilized in the Brown-Bridge acquisition.

     INCOME TAXES. A state income tax provision of $70,000 in 1994 relates to Brown-Bridge. Federal income taxes for 1994 and 1993 were offset by utilizing all of the remaining net operating loss carry-forwards of the Registrant.

     NET INCOME. The Registrant recorded a net loss of $90,000, or $(.03) per share for 1994, versus net income of $119,000, or $.04 per share in 1993. The earnings per share have been adjusted to reflect two three for two stock splits effected on December 29, 1995, and December 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     As part of the Registrant's acquisition of Central Products Company from Alco Standard Corporation, the seller provided two subordinated notes to the Registrant totaling $25,000,000 and the seller received the right to sell these notes back to the Registrant under the terms of the Put Agreements. Lynch Corporation agreed to guarantee the notes and to provide the funds to satisfy the Put Agreements in consideration of an annual fee of .05% of the principal amount guaranteed. Alco Standard Corporation has exercised its rights under the Put Agreements to sell the notes back to the Registrant. As a result of agreements with Alco Standard Corporation, the closing has been extended from January 31, 1996, to early April 1996. The Registrant is actively pursuing financing alternatives, which may involve additional bank loans and the issuance of debt securities and equity securities. Currently, the Registrant's only source of internally generated funds are its operating subsidiaries. The terms of their respective loans restrict the ability of its subsidiaries to transfer funds to the Registrant. Neither the Registrant nor Lynch Corporation currently has the funds available to satisfy the obligation to Alco Standard Corporation. As of the date of this report, no agreements have been consummated regarding the terms of any financing, and there can be no assurance that such financing will be available on satisfactory terms. As a result, the Report Of Independent Auditors on the Registrant's financial statements includes an explanatory paragraph citing substantial doubt about the Registrant's ability to continue as a going concern. If the obligation to Alco Standard Corporation is not satisfied, management is not, at the time of this report, aware of what actions that Alco Standard Corporation and the Registrant's lenders may take. Depending upon the course of actions taken by Alco Standard Corporation and the Registrant's lenders, the failure to obtain satisfactory financing may have a material adverse effect on the Registrant. See Note 4 to the Notes to Consolidated Financial Statements.

     The Registrant's cash provided by operating activities for 1995 was $9,192,000, an increase of $6,689,000 when compared to 1994. This increase was attributable to including Brown-Bridge's operations for an entire year and the acquisition of Central. Net cash used in investing activities increased by $52,290,000, while cash provided by financing activities increased by $50,426,000, almost all of which relates to the acquisition of Central. Cash and short-term investments increased during 1995 by $2,564,000, primarily as a result of excess cash maintained by Central immediately before such cash was applied to reduce Central's working capital line balances.

     The 1995 increases in other components of working capital, such as accounts receivable, inventories, deferred taxes, accounts payable, short-term debt and accrued liabilities are primarily attributable to the
acquisition of Central.   As a result of the acquisition of Central and the
current classification as a current liability of the $25,000,000 obligation owed to Alco Standard Corporation, net working capital at the end of 1995 was a negative ($17,012,000) versus $4,647,000 at the end of 1994.

     Net capital expenditures for 1995 were $1,620,000, primarily for the purchase of machinery and building improvements. The Registrant's plans for capital expenditures during 1996 will be materially affected by the ultimate resolution of Registrant's obligations under the Put Agreements.

     At December 31, 1995, total debt was $102,040,000 versus  $24,546,000 at the end of 1994. The increase is related to the debt incurred in connection with the acquisition of Central. The Registrant's subsidiaries have unused credit facilities available for future use, including revolving credit agreements with a maximum aggregate availability of $45,500,000. Borrowings under these credit lines totaled $27,149,000 at December 31, 1995.
Agreements with each subsidiaries' lender impose restrictions on the ability of the subsidiary to pay dividends or make other cash transfers to the Registrant.

     The backlog of the Registrant totaled $10,729,000 at December 31, 1995, an increase of $4,382,000 when compared to December 31, 1994. The December 31, 1995 backlog includes $5,687,000 from Brown-Bridge, $3,089,000 at Central and $1,953,000 at Entoleter.

     The Registrant has identified possible environmental issues related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is included under the caption "Election of Directors" of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 1996, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is included under the captions "Executive Compensation", "Compensation of Directors", and "Certain Transactions", of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 1996, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 1996, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is included under the caption "Certain Transactions" of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 1996, which information is incorporated herein by reference.


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this Form 10-K Annual Report:

     (1)  Financial Statements:

     The Report of Independent Auditors and the following consolidated Financial Statements of the Registrant are included herein:

     Consolidated Balance Sheets--December 31, 1995 and 1994

     Consolidated Statements of Operations--Years ended December 31, 1995, 1994, and 1993.

     Consolidated Statements of Shareholders' Equity--Years ended December 31, 1995, 1994 and 1993.

     Consolidated Statements of Cash Flows--Years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules:

     Schedule I   - Condensed Financial Information of Registrant

     Schedule II  - Valuation and Qualifying Accounts

     All other schedules to the Consolidated Financial Statements are omitted because the required information is inapplicable or has been presented in the Financial Statements or Related Notes thereto.

(b)  Reports of Form 8-K.

     The Registrant filed a Current Report on Form 8-K, dated October 18, 1995, as amended by a Current Report on Form 8-K/A(1), dated December 15, 1995, which disclosed the consummation of the acquisition of Central.
The Form 8-K/A(1) included the following financial statements of Central and certain pro forma unaudited financial statements:

     FINANCIAL STATEMENTS OF BUSINESSES ACQUIRED:

     1.   Independent Auditor's Report

     2.   Combined Balance Sheets as of September 30, 1995, and 1994.

     3. Combined Statements of Operations and Business Unit Equity for the year ended September 30, 1995, 1994 and 1993.

     4. Combined Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993.

     5.   Notes to the Combined Financial Statements.


     PRO FORMA UNAUDITED FINANCIAL INFORMATION

     1.   Pro Forma Combined Condensed Balance Sheet as of September 30, 1995.

     2.   Notes to Pro Forma Combined Condensed Balance Sheet.

     3. Pro Forma Combined Condensed Statements of Operations for the Nine Months Ended September 30, 1995, and for the Year Ended December 31, 1994.

     4.   Notes to Pro Forma Combined Condensed Statements of Income.

(c)  Exhibits.

     3(i)  -   Certificate of Incorporation of the Registrant, as amended
               (filed as Exhibit 3(i) to the Registrant's Annual Report on Form
               10-K for the fiscal year ended December 31, 1994).

     3(ii) - Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994) .

     4     -   A Warrant, dated as of June 10, 1994, executed by Safety
               Railway Service Corporation (filed as Exhibit 7.4 to the
               Registrant's Current Report on Form 8-K dated June 13, 1994).

     10.1  -   Commercial Loan Open End Mortgage Deed and Security Agreement
               and Commercial Mortgage Note dated July 1, 1988 in the amount of $1,100,000 to Centerbank (formerly Connecticut Savings
               Bank)(filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.2  -   Loan Agreement dated as of September 16, 1994, between
               Transamerica Business Credit Corporation and Brown-Bridge
               Industries, Inc. (filed as Exhibit 10.(A) to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended
               September 30, 1994).

    *10.3  -   Management Agreement, dated June 10, 1994, by and among Boyle,
               Fleming George & Co., Inc. and Safety Railway Service
               Corporation (filed as Exhibit 7.1 to the Registrant's
               Current Report on Form 8-K dated June 13, 1994).

     10.4  -   Voting Agreement, dated as of June 10, 1994, by and among
               Safety Railway Service Corporation, Lynch Manufacturing
               Corporation, and Boyle, Fleming, George & Co., Inc. (filed as
               Exhibit 7.2 to the Registrant's Current Report on Form 8-K dated June 13, 1994).

     10.5  -   Warrant Purchase Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway
               Service Corporation (filed as Exhibit 7.3 to the Registrant's
               Current Report on Form 8-K dated June 13, 1994).

     10.6  -   Assets Purchase Agreement, dated June 15, 1994, between
               Brown-Bridge Acquisition Corporation and Kimberly-Clark
               Corporation as amended (filed as Exhibit 10(B) to the Registrant's Quarterly Report on Form 10-Q/A(1) for the fiscal quarter ended June 30, 1994).

     10.7  -   Amendment No. 1, dated August 31, 1994, Amendment No. 2, dated
               September 13, 1994, and Amendment No. 3, dated September 16,
               1994, to the Assets Purchase Agreement (filed as Exhibits 7.1,
               7.2 and 7.3, respectively, to the Registrant's Current Report on Form 8-K dated September 19, 1994).

     10.8  -   Subordinated Promissory Notes, dated September 16, 1994, of
               Safety Railway Service Corporation (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.9  -   Shareholders' and Voting Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge
               Industries, Inc. and the
               other stockholders of Brown-Bridge (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.10 - Agreement for the Allocation of Income Tax Liability between Lynch Corporation and its Consolidated Subsidiaries, dated December 18, 1988, between Lynch Corporation and Safety Railway Service Corporation (filed as Exhibit
               10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

    *10.11 - Management Agreement, dated June 10, 1994, between Lynch Corporation and Safety Railway Service Corporation (filed as
               Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.12 - Put Option Agreement, dated September 16, 1994, by and among Brown-Bridge Industries, Inc., Safety Railway Service Corporation, and Management Group Shareholders (filed as
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995).

     10.13 - Put Option Agreement, dated September 16, 1994, by and among Brown-Bridge Industries, Inc., Safety Railway Service Corporation, and Investor Group Shareholders (filed as Exhibit
               10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995).

     10.14 - Stock and Asset Purchase Agreement, dated as of September 27, 1995, by and among Central Products Acquisition Corp., Unisource Worldwide, Inc. and Alco Standard Corporation (filed as Exhibit 7.1 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.15 - Credit Agreement, dated as of September 29, 1995, by and among Central Products Acquisition Corp., as Borrower, Spinnaker Industries, Inc., as Pledgor, and Heller Financial, Inc., as Agent and a Lender (filed as Exhibit 7.2 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.16 - Term Note A, dated October 4, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the original principal amount of $20 million (filed as Exhibit 7.3 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.17 - Term Note B, dated October 4, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the original principal amount of $16 million (filed as Exhibit 7.4 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.18 -   Revolving Note, dated September 29, 1995, from Central
               Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the maximum principal amount of $24 million (filed as Exhibit 7.5 to the Registrant's Current Report on Form 8-K dated October 18,
               1995).

     10.19 - Subordinated Promissory Note, dated September 29, 1995, from Spinnaker Industries, Inc. payable to Alco Standard Corporation in the original principal amount of $25 million (filed as Exhibit 7.6 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.20 - Subordinated Promissory Note, dated September 29, 1995, from Central Products Acquisition Corp. payable to Alco Standard Corporation in the original principal amount of $5 million (filed as Exhibit 7.7 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.21 - Agreement, dated October 3, 1995, between Spinnaker Industries, Inc. and Lynch Corporation (filed as Exhibit 7.8 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     11    -   Statement of Computation of Per Share Earnings

     21    -   Subsidiaries of the Registrant.

     23    -   Consent of Independent Auditors' Consent of Deloitte &
               Touche LLP.

______________
* Management contract or compensatory plan.

     The Registrant will furnish copies of these Exhibits upon request and the payment of $.20 per page. Requests should be addressed to James Toman, c/o Spinnaker Industries, Inc., 600 N. Pearl Street, Suite 2160, Dallas, Texas 75201.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spinnaker Industries, Inc.


By:  /s/ Richard J. Boyle
   -------------------------------------
   Richard J. Boyle
Title: Chairman of the Board and Chief Executive Officer

Date: March 31, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                        DATE
        ---------                           -----                        ----
/s/ Richard J. Boyle
- --------------------------         Chief Executive Officer          March 31, 1996
Richard J. Boyle                   and Chairman of the Board


/s/ Ned N. Fleming, III
- --------------------------         President and Director           March 31, 1996
Ned N. Fleming, III


/s/ James W. Toman
- --------------------------         Controller                       March 31, 1996
James W. Toman                     (chief financial and
                                   accounting  officer)


- --------------------------         Director                         March   , 1996
Anthonie C. van Ekris


/s/ Joseph P. Rhein
- --------------------------         Director                         March 31, 1996
Joseph P. Rhein


/s/ Robert E. Dolan
- --------------------------         Director                         March 31, 1996
Robert E. Dolan


/s/ Mario J. Gabelli
- --------------------------         Director                         March 31, 1996
Mario J. Gabelli


- --------------------------         Director                         March   , 1996
Phillip W. Colburn


                     REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Spinnaker Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Spinnaker Industries, Inc. and subsidiaries (formerly Safety Railway Service Corporation) as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Central Products Company, a wholly-owned subsidiary, which statements reflect total assets of $94,492,000 as of December 31, 1995 and total revenues of $30,581,000 for the three month period ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Central Products Company, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spinnaker Industries, Inc. and subsidiaries at December 31, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Spinnaker Industries, Inc. will continue as a going concern. As more fully described in Note 4, as of January 2, 1996, Alco Standard Corporation (Alco), the former owner of Central Products Company, exercised its rights to require the Company to repurchase the Alco $25 million subordinated notes, including accrued interest. The Company's parent, Lynch Corporation, agreed to guarantee the notes and provide funds for the repurchase. At the present time, neither the Company nor its parent have sufficient funds or available capacity under their existing financing arrangements to settle the Alco obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for short-term investments.

Dallas, Texas
February 29, 1996,
except for Note 4, as to which the date is March 29, 1996

                                     /s/ Ernst & Young LLP

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
 Spinnaker Industries, Inc.:

We have audited the accompanying balance sheet of the Central Products Company (a wholly-owned subsidiary of Spinnaker Industries, Inc.) as of December 31, 1995 and the related statements of operations and shareholder's equity and cash flows for the three months ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Central Products Company as of December 31, 1995 and the results of its operations and its cash flows for the three months ended December 31, 1995 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP


Milwaukee, Wisconsin
February 26, 1996

                SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31
                                                   -------------------
                                                     1995        1994
                                                   --------    -------
                                                      (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                        $  3,048    $   484
  Short-term investments                                  -          4
  Accounts receivable, less allowance
   for doubtful accounts and cash discounts
   of $1,234,000 in 1995 and $378,000 in 1994        24,789     12,510
  Inventories                                        27,041     14,572
  Income taxes due from Parent                            -         70
  Prepaid expenses and other                          2,318         97
  Deferred income taxes                               1,234        589
                                                   --------    -------
Total current assets                                 58,430     28,326

Property, plant and equipment:
  Land                                                  583        420
  Buildings and improvements                          9,451      4,943
  Machinery and equipment                            44,666     10,059
  Accumulated depreciation                           (4,639)    (2,927)
                                                   --------    -------
                                                     50,061     12,495

Goodwill, net                                        25,793          -
Other assets                                          3,300        508
                                                   --------    -------
Total assets                                       $137,584    $41,329
                                                   --------    -------
                                                   --------    -------

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31
                                                   -------------------
                                                     1995        1994
                                                   --------    -------
                                                      (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $ 12,699   $ 5,003
  Accrued liabilities                                 6,534     2,857
  Current portion of long-term debt                   3,666     2,217
  Working capital revolver                           27,149    13,180
  Subordinated notes payable                         25,000         -
  Other current liabilities                             394       422
                                                   --------   -------
Total current liabilities                            75,442    23,679

Long-term debt, less current portion                 44,642     7,797
Notes payable to related parties                      1,583     1,352
Deferred income taxes                                 7,164       589
Minority interest                                     1,691     1,411

Shareholders' equity:
  Common Stock, no par or stated value,
   authorized 3,000,000 shares; issued
   2,811,026 shares in 1995 and 1994 (at
   designated value)                                  3,124     3,124
  Additional paid-in capital                          3,709     3,709
  Retained earnings (accumulated deficit)               341      (220)
  Less cost of common stock in treasury,
   95,332 shares in 1995 and 1994                      (112)     (112)
                                                   --------   -------
Total shareholders' equity                            7,062     6,501
                                                   --------   -------

Total liabilities and shareholders' equity         $137,584   $41,329
                                                   --------   -------
                                                   --------   -------


                See accompanying notes, which are an integral
                     part of these financial statements.

               SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                             YEAR ENDED DECEMBER 31
                                       --------------------------------
                                         1995         1994        1993
                                       ---------    --------    -------
                                            (in thousands, except
                                              per share amounts)
Net sales                              $ 135,289    $ 33,632    $ 6,371
Cost of sales                           (117,737)    (28,506)    (4,393)
                                       ---------    --------    -------

Gross profit                              17,552       5,126      1,978

Selling, general and administrative
 expenses                                (11,763)     (4,404)    (1,922)
                                       ---------    --------    -------

Operating profit                           5,789         722         56

Interest expense                          (4,468)       (768)      (104)

Guarantee fee to parent                     (375)          -          -

Other income-net                               7         124        167
                                       ---------    --------    -------
Income before income taxes and
 minority interest                           953          78        119

Income taxes                                (112)        (70)         -

Minority interest                           (280)        (98)         -
                                       ---------    --------    -------

Net income (loss)                      $     561    $    (90)   $   119
                                       ---------    --------    -------
                                       ---------    --------    -------
Weighted average common and common
 equivalent shares outstanding             3,351       2,813      2,716

Income (loss) per share                $    0.17    $  (0.03)   $  0.04


                  See accompanying notes, which are an integral
                       part of these financial statements.

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 Retained
                                 Common             Additional    Earnings
                                 Stock     Common     Paid-in   (Accumulated   Treasury
                              Outstanding  Stock      Capital     Deficit)       Stock    Total
                              -----------  ------   ----------  ------------   --------   ------
                                                  (dollars amounts in thousands)
Balance at January 1, 1993     2,715,694   $3,124     $3,709       $(249)        $(112)   $6,472
  Net income                           -        -          -         119             -       119
                               ---------   ------     ------       -----         -----    ------
Balance at December 31, 1993   2,715,694    3,124      3,709        (130)         (112)    6,591
  Net loss                             -        -          -         (90)            -       (90)
                               ---------   ------     ------       -----         -----    ------
Balance at December 31, 1994   2,715,694    3,124      3,709        (220)         (112)    6,501
  Net income                           -        -          -         561             -       561
                               ---------   ------     ------       -----         -----    ------
Balance at December 31, 1995   2,715,694   $3,124     $3,709       $ 341         $(112)   $7,062
                               ---------   ------     ------       -----         -----    ------
                               ---------   ------     ------       -----         -----    ------


                     See accompanying notes, which are an integral
                          part of these financial statements.

                     SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             YEAR ENDED DECEMBER 31
                                       --------------------------------
                                         1995         1994        1993
                                       ---------    --------    -------
                                                  (in thousands)
OPERATING ACTIVITIES
Net income (loss)                       $    561    $    (90)   $   119
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
  Depreciation                             1,745         395        131
  Amortization of goodwill                   279           -          -
  Provision for losses on accounts
   receivable                                627         317          1
  Realized investment security gains           -           -        (11)
  Sales of short term investments, net         4       1,988          -
  Amortization of deferred financing
   costs                                     127          16          -
  Minority interest                          280          98          -
  Deferred income taxes                     (312)          -          -
  Accrued interest on notes payable
   to related parties                        231          67          -
  Changes in operating assets and
   liabilities:
    Accounts receivable                     (386)     (1,392)        99
    Inventories                            2,959         178         (3)
    Income taxes due from Parent              70           -         (8)
    Prepaid expenses and other assets       (989)        102        (19)
    Accounts payable and accrued
     liabilities                           4,024         402        (44)
    Other current liabilities                (28)        422          -
                                        --------    --------    -------
Net cash provided by operating
 activities                                9,192       2,503        265

INVESTING ACTIVITIES
  Acquisition of Brown-Bridge                  -     (29,073)         -
  Acquisition of Central Products
   Company, net of cash acquired         (79,550)          -          -
  Purchases of property, plant,
   and equipment                          (1,620)       (450)       (91)
  Net purchases of short-term
   investments                                 -           -     (1,446)
  Additions to other assets                 (643)          -          -
                                        --------    --------    -------
Net cash used in investing activities    (81,813)    (29,523)    (1,537)

FINANCING ACTIVITIES
  Proceeds (payments) from working
   capital revolvers, net                 (2,015)     13,180          -
  Proceeds from long-term debt            81,984       9,000          -
  Principal payments on long-term debt    (2,706)        (19)       (16)
  Deferred financing costs                (2,078)          -          -
  Proceeds from notes payable to
   related parties                             -       1,285          -
  Sale of minority interest                    -       1,313          -
                                        --------    --------    -------
Net cash provided by (used in)
 financing activities                     75,185      24,759        (16)

Increase (decrease) in cash and
 cash equivalents                          2,564      (2,261)    (1,288)
                                        --------    --------    -------

Cash and cash equivalents at beginning
 of year                                     484       2,745      4,033
                                        --------    --------    -------

Cash and cash equivalents at end
 of year                                $  3,048    $    484    $ 2,745
                                        --------    --------    -------
                                        --------    --------    -------


                     See accompanying notes, which are an integral
                          part of these financial statements.

              SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OWNERSHIP

Spinnaker Industries, Inc., (formerly Safety Railway Service Corporation) ("Spinnaker") is an 83% owned subsidiary of Lynch Manufacturing Corporation, which is a wholly-owned subsidiary of Lynch Corporation ("Parent").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Spinnaker, its wholly-owned subsidiary, Entoleter, Inc. ("Entoleter"), its wholly-owned subsidiary, Central Products Company ("CPC"), and its majority-owned (80.1%) subsidiary, Brown-Bridge Industries, Inc. ("Brown-Bridge") (collectively referred to hereinafter as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

Spinnaker's operations consist of the following: CPC manufactures and sells water-activated and pressure-sensitive carton sealing tapes; Brown-Bridge develops, manufactures, and markets a broad line of adhesive coated materials, which are further converted by printers and industrial users into a variety of products for marking, labeling, promoting, decorating, and identifying applications; and Entoleter designs, manufactures, and sells industrial processing, and air pollution equipment. The Company's operations are primarily in the U.S., however, $10.4 million, $3.9 million, and $806,000 of the Company's sales were export sales for the years ended December 31, 1995, 1994, and 1993, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each year, after giving effect to the three-for-two stock splits. Common equivalent shares are comprised of options and warrants to acquire common stock. Fully diluted earnings per share did not differ significantly from primary earnings per share in any year presented.

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

              SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHORT-TERM INVESTMENTS

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement 115, the accounting for investments depends on the classification of such securities as either held-to-maturity, available-for-sale, or trading. Marketable equity securities which are held for resale in anticipation of short-term market movements are classified as trading securities and unrealized gains and losses are included in the results of operations. All of the Company's short-term investments are classified as trading. The effect of this adoption was not significant to 1994 earnings.

At December 31, 1994, short-term investments were invested in United States Treasury money market funds for which an affiliate of the Parent served as investment manager to the respective funds.

Proceeds from sales of marketable securities were $359,000 for the year ended December 31, 1993. The cost of marketable securities sold is determined on the specific identification method.

ACCOUNTS RECEIVABLE

Accounts receivable of Brown-Bridge consist principally of amounts due from companies who convert the adhesive coated materials into end products and comprise 46% of total accounts receivable. Accounts receivable of CPC comprise the remaining 49% of total accounts receivable and consist principally of amounts due from paper distributors. Accounts receivable of Entoleter, which comprise 5% of total accounts receivable consist principally of amounts due from foreign and domestic food processing companies. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required. The Company considers concentrations of credit risk to be minimal due to the Company's diverse customer base. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

INVENTORIES

All inventory is stated at the lower of cost or market. Brown-Bridge's inventory, which comprises 47% of total inventory is valued using the specific identification method. CPC's inventory, which comprises 48% of total inventory is valued using the last-in, first-out (LIFO) method. Entoleter's inventory, which comprises 5% of total inventory is valued using the first-in, first-out (FIFO) method. The FIFO cost and LIFO cost of CPC's inventory were the same at December 31, 1995.

During the fourth quarter of 1994, Entoleter wrote off $200,000 of inventory in response to management's change in product focus. The write-off is included in cost of sales in the consolidated statement of operations.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated on the basis of cost. Depreciation is computed on the straight-line or declining balance method over the estimated service lives of the related assets, which range from five to thirty-five years for buildings and improvements and three to twenty years for machinery and equipment.

              SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill represents the excess of cost over the fair value of the net assets acquired and is amortized on a straight-line basis over 25 years.
Accumulated amortization at December 31, 1995 totaled $279,000. The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates that goodwill may not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired, the Company's carrying value of the goodwill is reduced.

REVENUE RECOGNITION

The Company recognizes revenues at the time of shipment.

INCOME TAXES

The accounts of the Company are included in the consolidated federal and certain state income tax returns filed by its Parent. Under the terms of an agreement for the allocation of tax liabilities among the Parent and its operating units, the Company provides amounts in lieu of income taxes for financial reporting purposes on a separate return basis. Amounts in lieu of income taxes currently payable or receivable are due to or from the Parent.

The Company utilizes the liability method to account for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The income tax provision differs from amounts currently payable or receivable because certain items of income and expense are reported for income tax purposes in periods different from those in which they are reported in the financial statements. The tax effects of these temporary differences are recorded as deferred income taxes.

RESEARCH AND DEVELOPMENT

Research and development expenses were $603,000, $259,000, and $90,000 in 1995, 1994, and 1993, respectively.

SHAREHOLDERS' EQUITY

On February 1, 1996, the Company's board of directors adopted a resolution to amend the articles of incorporation to increase the authorized number of common shares to 10,000,000.

On November 14, 1995, the Directors of the Company declared a three-for-two stock split of the Company's common shares, paid on December 29, 1995 to shareholders of record as of the close of business on December 15, 1995. All presentations of shares outstanding and amounts per share have been restated to reflect the stock split.

On November 17, 1994, the Directors of the Company declared a three-for-two stock split of the Company's common shares, paid on December 30, 1994 to shareholders of record as of the close of business on December 16, 1994. All presentations of shares outstanding and amounts per share have been restated to reflect the stock split.

              SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for similar debt of the same maturities. The carrying value of the Company's long-term debt approximates its fair value at December 31, 1995 and 1994.

STOCK BASED COMPENSATION

The Company accounts for its stock compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," was issued in October 1995 and is effective for years beginning after December 15, 1995. The Statement establishes financial accounting and reporting standards for stock based compensation plans. Companies may elect to account for such plans under the fair value method or to continue previous accounting and disclose pro forma net earnings and earnings per share as if the fair value method was applied. The Company has not yet determined the potential financial statement impact of this Statement, nor has it decided how it will initially adopt this Statement.

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform with the current year's presentation.

FOURTH QUARTER ADJUSTMENTS

Certain adjustments were recorded at Brown-Bridge in the fourth quarter. The adjustments related to the capitalization of certain costs previously expensed, recognition of additional depreciation, and a reduction in the estimated performance plan accrual. The net effect of these adjustments was a $390,000 increase in fourth quarter income before income taxes and minority interest.

              SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

2. ACQUISITIONS

ACQUISITION OF BROWN-BRIDGE

On September 19, 1994, Spinnaker purchased 80.1% of Brown-Bridge Industries, Inc., an entity formed to acquire Kimberly Clark's Brown-Bridge operation ("Brown-Bridge"), which manufacturers adhesive-coated products for labels and related applications. The total cost of the transaction was approximately $36 million, which included the assumption of approximately $7 million of liabilities.

The acquisition was accounted for as a purchase with the purchase price allocated to the assets acquired and the liabilities assumed as follows (in thousands):

                   Current assets                      $24,016
                   Property, plant and equipment        11,655
                   Other assets                            275
                   Current liabilities                  (6,873)
                                                       -------
                                                       $29,073
                                                       -------
                                                       -------

In 1995 Brown-Bridge increased the inventory reserve and allowance for doubtful accounts by $479,000 to properly reflect the value of inventory and receivables acquired in September 1994. These adjustments were accounted for as a reallocation of the purchase price, resulting in a corresponding increase to the acquired value of property, plant, and equipment.

At December 31, 1995, Brown-Bridge had a receivable from the seller totaling $459,000 representing amounts paid by Brown-Bridge during 1995 for product warranty liabilities that were in excess of the liability recorded on the balance sheet on the acquisition date. Such amount is recoverable from the seller pursuant to the purchase agreement and has been collected subsequent to December 31, 1995.

Pursuant to the terms of the purchase and sales agreement, the Seller retained substantially all corporate obligations, including employee-related expenses (such as pension, health and other benefit plans), and substantially all environmental and other contingent liabilities of Brown-Bridge relating to periods prior to the acquisition date.

ACQUISITION OF CENTRAL PRODUCTS

Effective October 4, 1995, Central Products Acquisition Corporation entered into a Stock and Asset Purchase Agreement with Unisource Worldwide, Inc. and Alco Standard Corporation ("Alco"), which is Unisource's parent. Central Products Acquisition Corporation is a wholly-owned subsidiary of Spinnaker Industries, Inc. and was formed to acquire Central Products Company ("CPC"), which manufactures and sells water-activated and pressure-sensitive carton sealing tapes. The purchase price under the agreement was approximately $80 million.

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)

The acquisition was accounted for as a purchase with the purchase price (subject to adjustment upon finalization of certain acquisition costs) allocated to the assets acquired and the liabilities assumed as follows (in thousands):

              Current assets                     $ 30,109
              Property, plant and equipment        37,212
              Goodwill                             26,072
              Other assets                          2,182
              Current liabilities                 (15,575)
                                                 --------
                                                 $ 80,000
                                                 --------
                                                 --------

Goodwill arising from the CPC acquisition is amortized using the straight line method over a period of 25 years.

PRO FORMA INFORMATION

Brown Bridge's and CPC's results are included in the consolidated statements of operations from their respective acquisition dates. The following unaudited combined pro forma information shows the results of the Company's operations as though both acquisitions had occurred at the beginning of 1994.

                                              YEAR ENDED DECEMBER 31
                                              -----------------------
                                               1995            1994
                                              -----------------------
                                                  (in thousands,
                                              except per share data)
              Net sales                      $226,558        $206,944
              Net income                        1,595           1,406
              Net income per share                .48             .50
              Number of shares used
               in per share computation         3,351           2,813

3. INVENTORIES

Inventories are comprised of the following:

                                                   DECEMBER 31
                                              ----------------------
                                               1995           1994
                                              ----------------------
                                                  (in thousands)
              Finished goods                  $ 9,291        $ 1,920
              Work-in-process                   9,459          7,208
              Raw materials and supplies        8,291          5,444
                                              -------        -------
                                              $27,041        $14,572
                                              -------        -------
                                              -------        -------

At December 31, 1995 and 1994, work-in-process includes $7.4 and $6.7 million, respectively, relating to Brown-Bridge, which is generally completed and shipped within two to four weeks of going into production.

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

4. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS

In conjunction with the acquisition of CPC, on September 29, 1995, CPC entered into a Loan and Security Agreement (the "Loan Agreement"), which provides for two term loans designated as Term Loan A ($20 million) and Term Loan B ($16 million). In addition, the Loan Agreement provides for a revolving line of credit of up to $24 million of which $14.1 million was outstanding at an interest rate of 9.5% at December 31, 1995. CPC has pledged all of its capital stock to secure CPC's obligations under the agreement as well as granted a security interest and lien on substantially all of CPC's assets and granted mortgages on certain of its properties. The term loans bear interest at a variable rate that is related to the Federal Reserve's "Bank Prime Loan" rate and CPC's ratio of debt to cash flow. Interest on both loans is payable quarterly beginning January 1996. At December 31, 1995, the variable interest rate was 9.5% for Term Loan A and 10.5% for Term Loan B. Principal payments on Term Loan A in amounts ranging from $375,000 to $1.5 million are due quarterly, beginning December 31, 1995 through September 29, 2002. Principal payments on Term Loan B in the amount of $2 million each are due quarterly, beginning December 31, 2000 through September 29, 2002. CPC is required to comply with various covenants, including interest and fixed charge coverage, minimum earnings before interest, taxes, depreciation and amortization, and restrictions on capital expenditures and incurrence of additional indebtedness.

As part of the Spinnaker acquisition of CPC from Alco Standard Corporation on October 4, 1995 (see note 2) Spinnaker and CPC issued subordinated notes to Alco in the amounts of $25 million and $5 million, respectively. The $25 million subordinated note is comprised of a $15 million subordinated convertible note and a $10 million subordinated note. Alco also received the right to sell the $25 million subordinated notes to Spinnaker and demand payment (the "Put Agreements"). Lynch Corporation agreed to guarantee the notes and provide funds for the Put Agreements. Lynch charged the Company a guarantee fee of .05% per month of the $25 million principal amount of the subordinated notes ($375,000 in 1995).

The $15 million subordinated convertible note issued by Spinnaker bears interest at the rate of 8%. Interest on the note is payable semi-annually on each March 31 and September 30. The entire principal amount and all accrued and unpaid interest is due on March 31, 2003. The note is convertible into Spinnaker common stock at a price equal to the weighted average of all sales prices for Spinnaker common stock on NASDAQ for the period from September 18, 1995 through September 29, 1995 plus 10%; provided, that the conversion price is not less than $33 per share or greater than $40 per share.

The $10 million subordinated note issued by Spinnaker bears interest at the rate of 11% and is payable quarterly. The note requires principal payments of $2.5 million each on September 30, 2002, 2003, 2004, and 2005.

The $5 million subordinated note is interest free through September 30, 1996 and thereafter interest is charged at a rate of 8%. Interest is payable semi-annually, beginning March 31, 1997. The first principal payment of $1 million is due on December 31, 1998 with the balance due December 31, 1999 or on December 31, 2000 if any debt that is senior to this note remains unpaid at December 31, 1999.

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

As of January 2, 1996, Alco exercised its rights under the Put Agreements to sell the notes back to Spinnaker on January 31, 1996. Accordingly, these notes have been classified as current in the accompanying balance sheet. Pursuant to the agreements with Alco, the closing has been extended from January 31, 1996 to early April 1996. Spinnaker is actively pursuing financing alternatives, which may involve additional bank loans and the issuance of debt and equity securities, but at the present time, neither Spinnaker nor Lynch Corporation have sufficient funds or available capacity under their existing financing arrangements to settle the Alco obligations under the Put Agreements. Spinnaker has not entered into any definitive agreements regarding the terms of any financing, and there can be no assurance that such financing will be available on terms satisfactory to Spinnaker. Should the Alco obligations not be satisfied, management is unaware of the actions Alco or other lenders might take.

On September 19, 1994, Brown-Bridge entered into a Loan and Security Agreement (the "Loan Agreement"), which provides for a term loan of $9 million. The loan is due in various installments over a five year period, including monthly payments beginning in July 1995 and certain mandatory prepayments. Interest is payable monthly at 1.25% over the lender's base rate, as defined. At December 31, 1995 the lender's base rate was 8.5%. Brown-Bridge is required to comply with various covenants, including interest and fixed charge coverage and minimum levels of operating earnings, as well as restrictions on the payment of dividends to Spinnaker. All assets of Brown-Bridge have been pledged as security under the Loan Agreement.

In 1988, Entoleter borrowed $1.1 million from a bank, under the terms of a mortgage agreement. Terms of the mortgage note required monthly payments of $10,000, which included interest at 10%, through July 1994. In July 1994, the interest rate was adjusted to 9 1/4%. The entire outstanding balance at July 1, 1997 becomes due and payable on demand.

The terms of the mortgage include covenants that provide, among other things, a limitation on the amount of annual dividends payable by Entoleter. At December 31, 1995, under the most restrictive covenant, there were no retained earnings available for the payment of dividends from Entoleter to Spinnaker. At December 31, 1995, certain real property of Entoleter (net carrying value of $420,000) is pledged as collateral to secure the mortgage.

The following is a summary of the Company's long-term debt at December 31, 1995 and 1994:

                                                  1995           1994
                                                 ----------------------
                                                     (in thousands)
              CPC Term loan A                    $19,625        $     -
              CPC Term loan B                     16,000              -
              CPC Subordinated Debt                5,000              -
              Brown-Bridge term loan               6,691          9,000
              Entoleter mortgage note payable        992          1,014
                                                 -------        -------
                                                  48,308         10,014
              Current maturities                  (3,666)        (2,217)
                                                 -------        -------
                                                 $44,642        $ 7,797
                                                 -------        -------
                                                 -------        -------

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

Scheduled principal payments on the term loans and long-term debt over the next five years are as follows (in thousands):

              1996                        $ 3,666
              1997                          5,255
              1998                          7,036
              1999                         11,881
              2000                          6,500
              Thereafter                   14,000
                                          -------
                                          $48,308
                                          -------
                                          -------

The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary that aggregate $45.5 million. The Company had cash advances of approximately $27 million outstanding under the lines of credit as of December 31, 1995. Interest on all outstanding borrowings bear interest at variable rates related to the prime interest rate or the lender's base rate. At December 31, 1995, the interest rates in effect ranged from 8.5% to 11%. At December 31, 1994, the interest rate in effect on the Company's short-term lines of credit was 8.5%. Credit availability under the lines of credit are subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. These lines are secured by the operating assets of the Company's subsidiaries.

The Company is required to comply with various covenants including a limitation on capital expenditures, interest and fixed charge coverage, and minimum levels of operating earnings, as well as various other financial covenants. Certain of the lines of credit allow for the issuance of letters of credit and require the payment of a fee based upon the face amount of each letter of credit issued. The line of credit agreements expire in 1997 for Entoleter, 2000 for CPC, and 1999 for Brown-Bridge.

Certain agreements with its lenders impose restrictions on the ability of the Company or the Company's subsidiaries to pay dividends. At December 31, 1995 and 1994, there were no amounts available for the payment of dividends to Spinnaker or Spinnaker's shareholders.

Financing costs were incurred by Brown-Bridge and CPC in conjunction with their respective acquisitions and the related debt that was incurred. These financing costs are deferred and amortized over the term of the related debt. Unamortized financing costs of $2,200,000 and $259,000 at December 31, 1995 and 1994, respectively, are included in other assets.

Interest paid in 1995, 1994, and 1993 on all outstanding borrowings amounted to approximately $3.6 million, $520,000, and $100,000, respectively.

5. NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties comprise two promissory notes, the first in the amount of $964,950 is payable to the Parent and the second in the amount of $321,650 is payable to an entity affiliated with Richard J. Boyle and Ned
N. Fleming III ("BF"), the Company's Chairman and Chief Executive Officer and President, respectively. The notes payable to the Parent and BF bear interest computed at 18% per annum. The amount of accrued interest for both notes at December 31, 1995 and 1994 amounted to $231,000 and $67,000, respectively. These notes, including interest, are due and payable on September 16, 1997.

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

6. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                                         1995     1994
                                                        ---------------
                                                         (in thousands)
              Vacation                                  $1,651   $  783
              Salaries, wages, and bonus                   192      219
              Accrued interest on subordinated note
                payable                                    575        -
              Commissions                                  532      123
              Worker's compensation and health
                insurance                                  591        -
              Guarantee fee payable to parent              375        -
              Real estate, property, and state
                income taxes payable                       697       70
              Other                                      1,921    1,662
                                                        ------   ------
                                                        $6,534   $2,857
                                                        ------   ------
                                                        ------   ------

7. EMPLOYEE BENEFIT PLANS

ENTOLETER

Entoleter has two defined-benefit pension plans, one for all salaried employees and one for all full-time hourly employees. The benefits for both the salaried plan and the hourly plan are based on compensation and years of service with Entoleter. Entoleter's funding policy for both plans is to contribute funds necessary to meet future benefit obligations.

The following table sets forth the salaried and hourly plans' funded status as of December 31, 1995 and 1994:

                                                              DECEMBER 31
                                              ----------------------------------------
                                                     1995                   1994
                                              ------------------    ------------------
                                              Salaried    Hourly    Salaried    Hourly
                                              --------    ------    --------    ------
                                                             (in thousands)
Actuarial present value of accumulated
 benefit obligation, including vested
 benefits of $842 and $98 in 1995 and
 $804 and $67 in 1994                          $ (845)    $(128)    $ (806)     $ (80)
                                               ------     -----     ------      -----
                                               ------     -----     ------      -----
Projected benefit obligation for service
 rendered to date                                (876)     (146)      (893)      (120)
Plan assets at fair value                       1,116        61      1,039         61
                                               ------     -----     ------      -----
Plan assets in excess of (less than)
 projected benefit obligation                     240       (85)       146        (59)
Unrecognized net actuarial (gain) loss            (40)       28         43         26
Unrecognized net (asset) obligation               (49)        -       (189)        33
Unrecognized prior service cost                     -         -          -          -
Adjustment to recognize minimum
 liability                                          -       (10)         -          -
                                               ------     -----     ------      -----
Net pension asset (liability) included
 in other assets                               $  151     $ (67)    $    -      $   -
                                               ------     -----     ------      -----
                                               ------     -----     ------      -----

At December 31, 1995 and 1994, assets for both the salaried and hourly plans consist primarily of bank money market funds, guaranteed investment contracts, and government securities.

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

Net pension cost included the following components:

                                                    YEAR ENDED DECEMBER 31
                                                   ------------------------
                                                   1995      1994      1993
                                                   ----      ----      ----
                                                        (in thousands)
   Service cost--benefits earned during
    the period                                     $  40    $  32      $ 23
   Interest cost on projected benefit
    obligation                                        70       67        63
   Actual return on plan assets                     (112)      11       (58)
   Net amortization and deferral                      17     (110)      (28)
                                                   -----    -----      ----
   Net periodic pension cost                       $  15    $   -      $  -
                                                   -----    -----      ----
                                                   -----    -----      ----

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the salaried plan were 7.25% and 4.0%, at December 31, 1995 and 7.25% and 5.5% at December 31, 1994. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the hourly plan were 7.25% and 4.0% at December 31, 1995 and 7.25% and 5.0% at December 31, 1994. The expected long-term rate of return on plan assets for both plans was 8% in 1995, 1994, and 1993.

CENTRAL PRODUCTS COMPANY

Pursuant to the CPC acquisition agreement, CPC assumed sponsorship of a defined benefit pension plan for union employees per their collective bargaining agreement and also agreed to establish a new defined benefit plan for non-union employees hired by CPC. The seller retained the defined benefit pension obligation for non-union retirees as of September 30, 1995 and any non-union employees not hired by CPC.

The acquisition agreement requires the seller to transfer assets to the CPC plans equal to the present value of accrued benefits as of September 30, 1995 as defined in the agreement plus a defined rate of interest to the transfer date. Accordingly, CPC has not recorded the unfunded projected benefit obligation as a liability when recording the purchase accounting entries.

CPC had not established a plan for the non-union employees as of December 31, 1995. CPC intends to establish a plan early in 1996 with the same benefits provided by the seller's plan. Pursuant to the acquisition agreement, CPC will grant credit to the employees for all service with the seller through September 30, 1995, plus the benefits they accrue under the new plan from October 1, 1995 through their retirement or termination. The benefit obligation and the net periodic pension cost information as of and for the three months ended December 31, 1995 have been calculated assuming the new plan had been established on October 1, 1995.

                SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

The following table sets forth the salaried and hourly plans' funded status as of December 31, 1995:

                                            UNION      NON-UNION     TOTAL
                                            -----      ---------     -----
                                                    (in thousands)
Actuarial present value of projected
 benefit obligation, including vested
 benefits of $3,974 and $1,835              $4,479       $3,185      $7,664
Plan assets at fair value                    4,498        2,705       7,203
                                            ------       ------      ------
Plan assets less than projected benefit
 obligation                                    (19)         480         461
Unrecognized net loss                          (52)         (15)        (67)
                                            ------       ------      ------
Unrecorded pension liability                $  (71)      $  465      $  394
                                            ------       ------      ------
                                            ------       ------      ------

The fair value of assets for the union plan is based on the actual plan assets as of December 31, 1995. The fair value of the plan assets for the non-union plan as of December 31, 1995 is based on a calculation of assets to be transferred per the acquisition agreement.

The net periodic pension cost for the three months ended December 31, 1995 included the following components:

                                            UNION      NON-UNION     TOTAL
                                            -----      ---------     -----
                                                    (in thousands)
Service cost--benefits earned during
 the period                                 $ 35         $ 93        $128
Interest cost on projected benefit
obligation                                    85           59         144
Actual return on plan assets                 (34)         (35)        (69)
Net amortization and deferral                (55)         (19)        (74)
                                            ----         ----        ----
Net periodic pension cost                   $ 31         $ 98        $129
                                            ----         ----        ----
                                            ----         ----        ----

The weighted average discount rate and rate of increase in future compensation levels for both plans were 7.75% and 4%, respectively, at December 31, 1995. The expected long-term rate of return on plan assets for both plans was 8% in 1995.

CPC assumed sponsorship of a 401(k) plan for union employees. This plan does not require any contributions from CPC. CPC intends to establish a defined contribution plan for non-union employees in 1996.

BROWN-BRIDGE

Brown-Bridge has a defined contribution plan that covers substantially all of its employees. Under the plan, Brown-Bridge can match, at its discretion, a portion of employee contributions not exceeding 8% of the employee's compensation. Amounts contributed to the plan by Brown-Bridge are 20% vested each year for five years. On the acquisition date, employees of Brown-Bridge who were previously employed by Kimberly-Clark Corporation received vesting rights based on the years of credited service with Kimberly-Clark Corporation. Brown-Bridge recorded expense for its contributions under the plan of $417,000 and $111,000, in 1995 and 1994, respectively.

                SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

8. INCOME TAXES

The Company is included in the consolidated income tax return filed by its Parent. The Company has a payable to the Parent for federal income taxes of $277,000 at December 31, 1995 and a receivable from the Parent for federal income taxes of $70,000 at December 31, 1994. Under the terms of a tax sharing agreement with its Parent, Spinnaker can only utilize its net operating loss carryforwards to the extent it has taxable income. Accordingly, a valuation allowance was recorded in conjunction with the adoption of Statement 109 as of January 1, 1993 to offset the deferred tax asset. In 1995, the Company eliminated the $279,000 valuation allowance related to the deferred tax asset because it generated sufficient taxable income to utilize the deductible temporary differences. During 1994 the Company utilized approximately $257,000 of tax operating loss carryforwards.

Deferred income taxes are provided for the temporary differences between the financial statement and tax basis of the Company's assets and liabilities. Temporary differences consist primarily of differences in tax and book depreciation methods and lives and the timing of the deductibility of certain expenses. Cumulative differences at December 31, 1995 and 1994 are as follows:

                                              DEFERRED TAX          DEFERRED TAX
                                          -------------------    ------------------
                                          ASSET     LIABILITY    ASSET    LIABILITY
                                          -----     ---------    -----    ---------
                                                 1995                   1994
                                         --------------------    ------------------
                                                         (in thousands)
Inventory reserve                        $  195      $    -      $101       $  -
Tax over book depreciation                    -       7,164         -        589
Compensation accruals                       579           -       309          -
Liabilities not deducted for
 tax purposes                               174           -       200          -
Other reserves and accruals                 286           -       258          -
                                          1,234       7,164       868        589
Valuation allowance                           -           -      (279)         -
                                         ------      ------      ----       ----
Total deferred income taxes              $1,234      $7,164      $589       $589
                                         ------      ------      ----       ----
                                         ------      ------      ----       ----


Significant components of the provision for income taxes are as follows:

                                              YEAR ENDED DECEMBER 31
                                            ---------------------------
                                            1995        1994       1993
                                            ----        ----       ----
                                                  (in thousands)
Current:
 Federal                                    $ 347       $ -          -
 State                                         77        70          -
                                            -----       ---         --
 Total current                                424        70          -
                                            -----       ---         --
Deferred:
 Federal                                     (312)        -          -
                                            -----       ---         --
                                            $ 112       $70          -
                                            -----       ---         --
                                            -----       ---         --

                SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)

Reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                               YEAR ENDED DECEMBER 31
                                           -------------------------------
                                            1995         1994        1993
                                            ----         ----        ----
                                                      (in thousands)
Statutory federal rate                      34.0%        34.0%       34.0%
Increase (decrease) resulting from:
Change in valuation allowance              (29.3)           -       (34.0)
State income taxes (net of federal
 tax benefit)                                5.3         59.2           -
Other                                        1.7         (3.5)          -
                                           -----         ----       -----
Effective income tax rate                   11.7%        89.7%          -%
                                           -----         ----       -----
                                           -----         ----       -----

Cash paid for income taxes was $703,000 and $23,000 in 1995 and 1994, respectively. No income taxes were paid in 1993.

9. RELATED PARTY TRANSACTIONS

Lynch Corporation provides the Company with certain management services, which include executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. In connection therewith, the Company incurred management service costs of $100,000 per year for 1995, 1994, and 1993.

On June 13, 1994, the Company and BF entered into a Management Agreement (the Management Agreement) pursuant to which BF agreed to provide management services to the Company. The Management Agreement has an initial term of one year, and is automatically renewable for a term of one additional year unless either party gives notice of termination. The Management Agreement is terminable on 90 days notice by either party. BF received management fees of $200,000 and $112,000 in 1995 and 1994, respectively, plus reimbursement of expenses. Effective January 1, 1996, the management fee has been increased to $400,000 per year. The Company and BF also entered into a Warrant Purchase Agreement in 1994, pursuant to which BF received warrants to purchase 678,945 shares of Common Stock at any time on or before June 10, 1999, subject to certain restrictions and the continuation of the Management Agreement, at $2.67 per share (adjusted for the 3 for 2 stock splits effective December 29, 1995 and December 30, 1994). In connection therewith, the Company received the right to 25% of any future fee income earned by BF and the right to participate in 25% of any future transaction entered into by BF. The Company also has the right to repurchase the warrants if certain events occur. BF may also, on the occurrence of an equity offering by the Company, receive warrants to acquire additional shares of the Company.

During 1994, Brown-Bridge granted certain of its key executives options to purchase up to 71,065 shares of Brown-Bridge's common stock at various prices between $7.16 and $14.69 per share. Brown-Bridge currently has 1 million shares of common stock outstanding. The options become exercisable (i) in cumulative installments of one-fifth each year if certain levels of profitability, as defined in the plan, are met, or (ii) 7 years from the date of grant. The options were issued at not less than 100% of the fair market value of the common stock at the date of grant. At December 31, 1995 14,213 options were exercisable. None of the options were exercisable at December 31, 1994.

                SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

The minority shareholders of Brown-Bridge which consist of Parent, officers and employees of Brown-Bridge, officers of Spinnaker and individuals affiliated with the officers of Spinnaker, other than the Parent, are parties to agreements whereby they can require Brown-Bridge or Spinnaker to repurchase their Brown-Bridge stock or, at the Company's option, exchange their shares for Spinnaker shares at any time between September 1998 and September 2000. The per share price to be paid or exchange value shall be an amount equal to 75% of the then fair market value of the shares, as mutually agreed by the shareholder and Brown-Bridge plus a $.10 per share received premium if the shares are exchanged.

Certain employee/shareholders of Brown-Bridge also are parties to an agreement whereby, under certain circumstances, they can require Brown-Bridge to repurchase their stock, or Brown-Bridge can require that their stock be sold to Brown-Bridge, at various times through September 1997. The per share price to be paid by Brown-Bridge is equal to a range from $6.60 to $8.50 per share plus an amount equal to simple interest on the shareholder's cost basis at the prime rate from the date the shares were acquired by the shareholder to the date of repurchase.

Brown-Bridge has retained the services of a consulting firm to assist in improving its operations and manufacturing processes. The fees for such services totaled $872,000 and $387,000 in 1995 and 1994. The consulting firm is owned by a 1% shareholder of Brown-Bridge.

10. OTHER INCOME--NET

Other income-net consists of:

                                    YEAR ENDED DECEMBER 31
                                   -------------------------
                                   1995      1994      1993
                                   -------------------------
                                        (in thousands)
Interest income                    $ 16      $114      $142
Dividends                             1        29        14
Realized gains (losses)-net          30       (19)       11
Other-net                           (40)        -         -
                                   ----      ----      ----
Total other income, net            $  7      $124      $167
                                   ----      ----      ----
                                   ----      ----      ----

11. SEGMENT INFORMATION

The Company competes in two business segments, adhesive coated materials and industrial processing equipment. In 1995, 1994, and 1993, no customer exceeded 10% of the Company's net sales.

                SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

Operating profit (loss) is revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. Identifiable assets of each industry segment are the assets used by the segment in its operations, excluding general corporate assets. General corporate assets are principally cash and cash equivalents and land held for investment.

                                               YEAR ENDED DECEMBER 31
                                          --------------------------------
                                           1995          1994       1993
                                           ----          ----       ----
                                                  (in thousands)
REVENUES
  Adhesive coated materials               $127,754      $26,849    $    -
  Industrial processing equipment            7,535        6,783     6,371
                                          --------      -------    ------
                                          $135,289      $33,632    $6,371
                                          --------      -------    ------
                                          --------      -------    ------
OPERATING PROFIT (LOSSES)
  Adhesive coated materials               $  6,364      $ 1,408    $    -
  Industrial processing equipment              509          (13)      258
  Unallocated corporate expenses            (1,084)        (673)     (202)
                                          --------      -------    ------
                                          $  5,789      $   722    $   56
                                          --------      -------    ------
                                          --------      -------    ------
CAPITAL EXPENDITURES
  Adhesive coated materials               $  1,411      $   264    $    -
  Industrial processing equipment              143          186        91
  General corporate                             66            -         -
                                          --------      -------    ------
                                          $  1,620      $   450    $   91
                                          --------      -------    ------
                                          --------      -------    ------
DEPRECIATION/AMORTIZATION
  Adhesive coated materials               $  1,993      $   250    $    -
  Industrial processing equipment              151          161       131
  General corporate                              7            -         -
                                          --------      -------    ------
                                          $  2,151      $   411    $  131
                                          --------      -------    ------
                                          --------      -------    ------
ASSETS
  Adhesive coated materials               $132,026      $37,496    $    -
  Industrial processing equipment            3,676        3,264     4,723
  General corporate                          1,882          569     3,486
                                          --------      -------    ------
                                          $137,584      $41,329    $8,209
                                          --------      -------    ------
                                          --------      -------    ------

12. LEASES

Future minimum rental payments under long-term noncancelable operating leases are as follows at December 31, 1995 (in thousands):


                      1996                  $  967
                      1997                     974
                      1998                     862
                      1999                     595
                      2000                     595
                      Thereafter             4,710
                                            ------
                                            $8,703
                                            ------
                                            ------

                                     F-23

                SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

12. LEASES (CONTINUED)

Rental payments under operating leases were $419,000, $31,000, and $0 for the years ended December 31, 1995, 1994, and 1993.

13. CONTINGENCIES

During 1994, Entoleter settled a class action suit, brought by a group of former employees, relating to post-employment benefits. The settlement resulted in a $125,000 charge in 1994.

Entoleter has identified possible environmental issues related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

The Company is involved in various claims, including those related to environmental matters and litigation arising in the normal course of business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the liquidity, financial position, or results of operations of the Company.

      SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      SPINNAKER INDUSTRIES, INC.
                           (PARENT COMPANY)

                       CONDENSED BALANCE SHEETS

                                                    DECEMBER 31
                                                -------------------
                                                 1995         1994
                                                -------      ------
                                                   (in thousands)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                     $   722      $    3
  Accounts Receivable                                11           -
  Short Term Investments                              -           4
  Note Receivable from Related Party                920           -
  Other Current Assets                              309         310
                                                -------      ------
    Total Current Assets                          1,962         317

OFFICE EQUIPMENT (Net of Depreciation)               62           3

LAND HELD FOR INVESTMENT                            249         249

OTHER ASSETS (Principally Investments in and
 Advances to Subsidiaries                        33,927       7,312
                                                -------      ------

    TOTAL ASSETS                                $36,200      $7,881
                                                -------      ------
                                                -------      ------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                             $ 2,555      $   28

NOTES PAYABLE, CURRENT                           25,000           -

NOTES PAYABLE TO RELATED PARTIES                  1,583       1,352

TOTAL SHAREHOLDERS' EQUITY                        7,062       6,501
                                                -------      ------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $36,200      $7,881
                                                -------      ------
                                                -------      ------

      SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      SPINNAKER INDUSTRIES, INC.
                           (PARENT COMPANY)

                  CONDENSED STATEMENTS OF OPERATIONS

                                             YEAR ENDED DECEMBER 31
                                           ---------------------------
                                            1995       1994       1993
                                           -------     -----      ----
                                                  (in thousands)
Interest, Dividends & Gain on Sales of
 Marketable Securities                     $    47     $  90      $120

Net Interest, Dividend & Other Income
 from Subsidiaries                             101       227       190
                                           -------      ----      ----

      TOTAL INCOME                             148       317       310

Cost and Expenses:
  Guarantee fee to parent                      375
  Unallocated Corporate Administrative       1,100       673       202
   Expense
  Interest Expense                             810        64         -
                                           -------      ----      ----
      TOTAL COST AND EXPENSES                2,285       737       202
                                           -------      ----      ----

INCOME (LOSS) BEFORE INCOME TAXES, AND
 EQUITY IN NET INCOME OF SUBSIDIARIES       (2,137)     (420)      108

Income Tax Benefit                           1,083       291         -

Equity in net income of subsidiaries         1,615        39        11
                                           -------      ----      ----

NET (LOSS) INCOME                          $   561      $(90)     $119
                                           -------      ----      ----
                                           -------      ----      ----

      SCHEDULE I-- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      SPINNAKER INDUSTRIES, INC.
                           (PARENT COMPANY)

                  CONDENSED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31
                                          -----------------------------
                                            1995       1994      1993
                                          --------   -------    -------
                                                  (in thousands)
Cash provided from (used in) operating
 activities                               $    778   $ 2,134    $   (98)
                                          --------   -------    -------

INVESTING ACTIVITIES:
  Investment in Central Products Company   (25,000)        -          -
  Investment in Brown-Bridge
   Industries, Inc.                              -    (5,287)         -
  Purchases of Office Equipment                (59)        -          -
  Purchases of marketable securities-net         -         -     (1,020)
                                          --------   -------    -------

NET CASH USED IN INVESTING ACTIVITIES      (25,059)   (5,287)    (1,020)
                                          --------   -------    -------

FINANCING ACTIVITIES:
  Proceeds from notes payable to
   related parties                               -     1,352          -
  Proceeds from notes payable               25,000         -          -
                                          --------   -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES   25,000     1,352          -
                                          --------   -------    -------

TOTAL INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              719    (1,801)    (1,118)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                               3     1,804      2,922
                                          --------   -------    -------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                              $    722   $     3    $ 1,804
                                          --------   -------    -------
                                          --------   -------    -------

      SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      SPINNAKER INDUSTRIES, INC.
                           (PARENT COMPANY)

                NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A- BASIS OF PRESENTATION

In the parent company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


              SPINNAKER INDUSTRIES, INC. and SUBSIDIARIES
                           (PARENT COMPANY)
                           December 31, 1995

                                              YEAR ENDED DECEMBER 31
                                          -----------------------------
                                            1995       1994      1993
                                            ----       ----      ----
                                                  (in thousands)
Allowance for doubtful
 accounts/cash discounts:
  Balance at beginning of period            $  378    $  61     $ 60
  Additions charged to expense                 627      385       23
  Additions due to acquisitions (a)          1,187      197        -
  Deductions, net of recoveries (b)           (958)    (265)     (22)
                                            ------    -----     ----
  Balance at end of period                  $1,234    $ 378     $ 61
                                            ------    -----     ----
                                            ------    -----     ----

_______________
(a) Includes Brown-Bridge beginning balance (9-19-94) of $197,000 and the Central Products beginning balance (10-1-95) of $1,160,000. Also includes a $27,000 purchase price adjustment relating to Brown Bridge in 1995.

(b)  Accounts written-off

                              INDEX TO EXHIBITS

     3(i)  -   Certificate of Incorporation of the Registrant, as amended
               (filed as Exhibit 3(i) to the Registrant's Annual Report on Form
               10-K for the fiscal year ended December 31, 1994).

     3(ii) - Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994) .

     4     -   A Warrant, dated as of June 10, 1994, executed by Safety
               Railway Service Corporation (filed as Exhibit 7.4 to the
               Registrant's Current Report on Form 8-K dated June 13, 1994).

     10.1  -   Commercial Loan Open End Mortgage Deed and Security Agreement
               and Commercial Mortgage Note dated July 1, 1988 in the amount of $1,100,000 to Centerbank (formerly Connecticut Savings
               Bank)(filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.2  -   Loan Agreement dated as of September 16, 1994, between
               Transamerica Business Credit Corporation and Brown-Bridge
               Industries, Inc. (filed as Exhibit 10.(A) to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended
               September 30, 1994).

    *10.3  -   Management Agreement, dated June 10, 1994, by and among Boyle,
               Fleming George & Co., Inc. and Safety Railway Service
               Corporation (filed as Exhibit 7.1 to the Registrant's
               Current Report on Form 8-K dated June 13, 1994).

     10.4  -   Voting Agreement, dated as of June 10, 1994, by and among
               Safety Railway Service Corporation, Lynch Manufacturing
               Corporation, and Boyle, Fleming, George & Co., Inc. (filed as
               Exhibit 7.2 to the Registrant's Current Report on Form 8-K dated June 13, 1994).

     10.5  -   Warrant Purchase Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway
               Service Corporation (filed as Exhibit 7.3 to the Registrant's
               Current Report on Form 8-K dated June 13, 1994).

     10.6  -   Assets Purchase Agreement, dated June 15, 1994, between
               Brown-Bridge Acquisition Corporation and Kimberly-Clark
               Corporation as amended (filed as Exhibit 10(B) to the Registrant's Quarterly Report on Form 10-Q/A(1) for the fiscal quarter ended June 30, 1994).

     10.7  -   Amendment No. 1, dated August 31, 1994, Amendment No. 2, dated
               September 13, 1994, and Amendment No. 3, dated September 16,
               1994, to the Assets Purchase Agreement (filed as Exhibits 7.1,
               7.2 and 7.3, respectively, to the Registrant's Current Report on Form 8-K dated September 19, 1994).

     10.8  -   Subordinated Promissory Notes, dated September 16, 1994, of
               Safety Railway Service Corporation (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.9  -   Shareholders' and Voting Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge
               Industries, Inc. and the
               other stockholders of Brown-Bridge (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.10 - Agreement for the Allocation of Income Tax Liability between Lynch Corporation and its Consolidated Subsidiaries, dated December 18, 1988, between Lynch Corporation and Safety Railway Service Corporation (filed as Exhibit
               10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

    *10.11 - Management Agreement, dated June 10, 1994, between Lynch Corporation and Safety Railway Service Corporation (filed as
               Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.12 - Put Option Agreement, dated September 16, 1994, by and among Brown-Bridge Industries, Inc., Safety Railway Service Corporation, and Management Group Shareholders (filed as
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995).

     10.13 - Put Option Agreement, dated September 16, 1994, by and among Brown-Bridge Industries, Inc., Safety Railway Service Corporation, and Investor Group Shareholders (filed as Exhibit
               10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995).

     10.14 - Stock and Asset Purchase Agreement, dated as of September 27, 1995, by and among Central Products Acquisition Corp., Unisource Worldwide, Inc. and Alco Standard Corporation (filed as Exhibit 7.1 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.15 - Credit Agreement, dated as of September 29, 1995, by and among Central Products Acquisition Corp., as Borrower, Spinnaker Industries, Inc., as Pledgor, and Heller Financial, Inc., as Agent and a Lender (filed as Exhibit 7.2 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.16 - Term Note A, dated October 4, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the original principal amount of $20 million (filed as Exhibit 7.3 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.17 - Term Note B, dated October 4, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the original principal amount of $16 million (filed as Exhibit 7.4 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.18 -   Revolving Note, dated September 29, 1995, from Central
               Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the maximum principal amount of $24 million (filed as Exhibit 7.5 to the Registrant's Current Report on Form 8-K dated October 18,
               1995).

     10.19 - Subordinated Promissory Note, dated September 29, 1995, from Spinnaker Industries, Inc. payable to Alco Standard Corporation in the original principal amount of $25 million (filed as Exhibit 7.6 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.20 - Subordinated Promissory Note, dated September 29, 1995, from Central Products Acquisition Corp. payable to Alco Standard Corporation in the original principal amount of $5 million (filed as Exhibit 7.7 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     10.21 - Agreement, dated October 3, 1995, between Spinnaker Industries, Inc. and Lynch Corporation (filed as Exhibit 7.8 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

     11    -   Statement of Computation of Per Share Earnings

     21    -   Subsidiaries of the Registrant.

     23    -   Consent of Independent Auditors' Consent of Deloitte &
               Touche LLP.

     27    -   Financial Data Schedule
______________
* Management contract or compensatory plan.