Form 10-K405/A
period 1995-12-31
SPINNAKER INDUSTRIES INC
filed 1996-04-29
CIK 314865

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                              FORM 10-K/A(1)

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

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                  None

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

     In October 1995, the Registrant through its wholly-owned subsidiary Central Products Acquisition Corporation (subsequently renamed Central Products Company), acquired the stock and assets of Alco Standard Corporation's Central Products operation for a total cost of approximately $80,000,000. This acquisition has had a significant and material impact on the size and operations of the Registrant. See Note 2 and Note 4 to the Notes to Consolidated Financial Statements.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                (in thousands of dollars except per share amounts)
                                  1995(1)     1994(2)        1993         1992         1991
                                ---------    ---------    ---------    ---------    ---------
NET SALES                       $ 135,289    $  33,632    $   6,371    $   4,533    $   4,657

OPERATING PROFIT (Loss)(3)          5,789          722           56          (99)        (530)

INCOME (Loss) BEFORE INCOME
 TAXES AND MINORITY INTEREST          953           78          119            3         (252)

MINORITY INTEREST                    (280)         (98)          -            -            -

NET INCOME (Loss)                     561          (90)         119            3         (252)

NET INCOME (Loss) PER
     COMMON SHARE (4)                0.17        (0.03)        0.04         0.00        (0.09)

DIVIDENDS PER COMMON SHARE             -            -            -            -            -

TOTAL ASSETS                      137,584       41,329        8,209        8,150        8,031

LONG-TERM OBLIGATIONS
   INCLUDING RELATED PARTY
   NOTES                           71,225        9,149        1,015        1,033        1,050

SHAREHOLDERS' EQUITY                7,062        6,501        6,591        6,472        6,470

WEIGHTED AVERAGE COMMON
    AND COMMON EQUIVALENT
    SHARES OUTSTANDING(4)       3,351,225    2,812,500    2,715,756    2,715,984    2,716,196

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

     The 1995 increases in other components of working capital, such as inventories, accounts payable, and accrued liabilities are primarily
attributable to the acquisition of Central.   Net working capital at the end
of 1995 was $7,988,000 versus $4,647,000 at the end of 1994.

     Net capital expenditures for 1995 were $1,620,000, primarily for the purchase of machinery and building improvements. The Registrant has preliminary plans to make approximately $4.5 million of capital expenditures in 1996.

     At December 31, 1995, total debt was $102,040,000 versus  $24,546,000 at the end of 1994. The increase is related to the debt incurred in connection with the acquisition of Central. The Registrant's subsidiaries have unused credit facilities available for future use, including revolving credit agreements with a maximum aggregate availability of $45,500,000. Borrowings under these credit lines totaled $27,149,000 at December 31, 1995.
Agreements with each subsidiaries' lender impose restrictions on the ability of the subsidiary to pay dividends or make other cash transfers to the Registrant. See Note 4 to the Notes to the Consolidated Financial Statements.

     In connection with the acquisition of Central, the Registrant and Central issued subordinated notes to the seller in the amounts of $25 million and $5 million, respectively. See Note 4 to Notes to Consolidated Financial Statements. On April 5, 1996, the Registrant refinanced these notes and in connection with this transaction borrowed $8,500,000 from a bank. The outstanding principal of this loan bears interest at an adjustable rate (approximately 10.4% at April 5, 1996) and converts into a five-year term loan if it is not paid in full on the December 1996 due date. See Note 4 to Notes to Consolidated Financial Statements.

     During 1996, the Registrant intends to pursue actively various alternatives to refinance the indebtedness of the Registrant and its subsidiaries in order to pay-off the $8,500,000 loan before it converts into a term loan, to simplify the Registrant's capital structure, to remove restrictions imposed by various lenders and to reduce the administrative burdens resulting from having multiple lenders.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a).

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is included under the caption "Election of Directors", which information is incorporated herein by reference from Exhibit 99.1.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is included under the captions "Executive Compensation", "Operation of Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation", "Compensation of Directors", and "Certain Transactions", which information is incorporated herein by reference from Exhibit 99.1.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
     The information required by this Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," which information is incorporated herein by reference from
Exhibit 99.1.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item 13 is included under the caption "Operation of Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation", "Certain Transactions", which information is incorporated herein by reference from Exhibit 99.1.

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

     10.22 - Subordinated Convertible Promissory Note, date April 5, 1996, in the aggregate principal amount of $20,250,000, of Spinnaker Industries, Inc. (filed as Exhibit 7.1 to the Registrant's Current Report on Form 8-K dated April 19, 1996).

     10.23 - Senior Credit Agreement, dated as of April 5, 1996, among Spinnaker Industries, Inc. and Bankers Trust Company (filed as
               Exhibit 7.2 to the Registrant's Current Report on Form 8-K dated April 19, 1996).

     10.24 - Warrant Exercise Agreement, dated April 5, 1996, among Boyle, Fleming, George & Co., Inc, Richard J. Boyle, Ned N. Fleming, III, Spinnaker Industries, Inc. and Bankers Trust Company (filed as Exhibit 7.3 to the Registrant's Current Report on Form 8-K dated April 19, 1996).

     10.25 - Pledge Agreement, dated April 5, 1996, by each of the named pledgors in favor of Banker's Trust Company (filed as Exhibit
               7.4 to the Registrant's Current Report on Form 8-K dated April 19, 1996).

     11    -   Statement of Computation of Per Share Earnings

     21    -   Subsidiaries of the Registrant.

     23    -   Consent of Deloitte & Touche LLP.

     99.1  -   Information to be Incorporated by Reference into Part III.

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

Date: April 29, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                        DATE
        ---------                           -----                        ----
/s/ Richard J. Boyle
- --------------------------         Chief Executive Officer          April 29, 1996
Richard J. Boyle                   and Chairman of the Board


/s/ Ned N. Fleming, III
- --------------------------         President and Director           April 29, 1996
Ned N. Fleming, III


/s/ James W. Toman
- --------------------------         Controller                       April 29, 1996
James W. Toman                     (chief financial and
                                   accounting  officer)

/s/ Anthonie C. van Ekris
- --------------------------         Director                         April 29, 1996
Anthonie C. van Ekris


/s/ Joseph P. Rhein
- --------------------------         Director                         April 29, 1996
Joseph P. Rhein


/s/ Robert E. Dolan
- --------------------------         Director                         April 29, 1996
Robert E. Dolan



- --------------------------         Director                         April __, 1996
Mario J. Gabelli

/s/ Philip W. Colburn
- --------------------------         Director                         April 29, 1996
Philip W. Colburn


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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated February 29, 1996, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 4, has completed a debt financing arrangement to refinance the $25 million subordinated notes on a long-term basis. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

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

Dallas, Texas
February 29, 1996,
except for Note 4, as to which the date is April 8, 1996

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



/s/ DELOITTE & TOUCHE LLP


Milwaukee, Wisconsin
February 26, 1996

                SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31
                                                   -------------------
                                                     1995        1994
                                                   --------    -------
                                                      (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                        $  3,048    $   484
  Short-term investments                                  -          4
  Accounts receivable, less allowance
   for doubtful accounts and cash discounts
   of $1,234,000 in 1995 and $378,000 in 1994        24,789     12,510
  Inventories                                        27,041     14,572
  Income taxes due from Parent                            -         70
  Prepaid expenses and other                          2,318         97
  Deferred income taxes                               1,234        589
                                                   --------    -------
Total current assets                                 58,430     28,326

Property, plant and equipment:
  Land                                                  583        420
  Buildings and improvements                          9,632      4,943
  Machinery and equipment                            44,485     10,059
  Accumulated depreciation                           (4,639)    (2,927)
                                                   --------    -------
                                                     50,061     12,495

Goodwill, net                                        25,793          -
Other assets                                          3,300        508
                                                   --------    -------
Total assets                                       $137,584    $41,329
                                                   --------    -------
                                                   --------    -------

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31
                                                   -------------------
                                                     1995        1994
                                                   --------    -------
                                                      (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $ 12,699   $ 5,003
  Accrued liabilities                                 6,534     2,857
  Current portion of long-term debt                   3,666     2,217
  Working capital revolver                           27,149    13,180
  Other current liabilities                             394       422
                                                   --------   -------
Total current liabilities                            50,442    23,679

Long-term debt, less current portion                 69,642     7,797
Notes payable to related parties                      1,583     1,352
Deferred income taxes                                 7,164       589
Minority interest                                     1,691     1,411

Shareholders' equity:
  Common Stock, no par or stated value,
   authorized 3,000,000 shares; issued
   2,811,026 shares in 1995 and 1994 (at
   designated value)                                  3,124     3,124
  Additional paid-in capital                          3,709     3,709
  Retained earnings (accumulated deficit)               341      (220)
  Less cost of common stock in treasury,
   95,332 shares in 1995 and 1994                      (112)     (112)
                                                   --------   -------
Total shareholders' equity                            7,062     6,501
                                                   --------   -------

Total liabilities and shareholders' equity         $137,584   $41,329
                                                   --------   -------
                                                   --------   -------

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

                                              YEAR ENDED DECEMBER 31
                                              -----------------------
                                               1995            1994
                                              -----------------------
                                                  (in thousands,
                                              except per share data)
              Net sales                      $226,558        $206,944
              Net income                        2,344           1,406
              Net income per share                .70             .50
              Number of shares used
               in per share computation         3,351           2,813

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

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

As of January 2, 1996, Alco exercised its rights under the Put Agreements to sell the subordinated notes back to Spinnaker and in connection therewith, as described below, the Company entered into a new financing agreement with the seller and a third party to make a partial principal payment on the note and replace the balance with a new financing arrangement. In addition, the new financing agreement includes funds for the purchase of a warehouse facility in Denver, Colorado from the seller in the amount of $1.75 million.

On April 5, 1996, Spinnaker entered into an agreement with a third party for an $8.5 million bridge loan. The bridge loan is due on December 30, 1996 and if not paid will convert to a 5 year term loan. The Company has agreed, if the bridge loan is converted into a term loan, each quarter the term loan is outstanding, the lender will be entitled to receive a warrant to purchase 2.5% of the common equity of Spinnaker up to 20% of its common equity on a fully diluted basis. The bridge loan bears interest at the greater of the LIBOR reference rate plus 5% or the Treasury rate plus 5% for the first 90 days, then incrementally increasing by .25% for every subsequent 90 day period. On April 5, 1996 the rate in effect was 10.4%. Spinnaker may also fix the rate at 18% if the floating rate increases to or above that rate. Interest is payable on the bridge loan in arrears on July 15, 1996, October 15, 1996, January 15, 1997, and upon any prepayment of the bridge loan. Interest is payable on the term loan (if the bridge loan is converted) in arrears on April 15, July 15, October 15, and January 15 of each year. The bridge loan and term loan include a payment in kind ("PIK") feature that allows the Company to pay any interest in excess of 16% (the maximum cash interest) by issuing additional bridge notes. Also on April 5, 1996, an entity affiliated with Richard J. Boyle and Ned N. Fleming III ("BF"), the Company's Chairman and Chief Executive Officer and President, respectively, exercised warrants to purchase 187,476 shares of Spinnaker's comon stock resulting in proceeds of $500,000 which will be used by the Company to make scheduled interest payments on the bridge and term loans. The loan agreement requires BF to continue to exercise its warrants to provide funds to satisfy the outstanding interest that will be due on the bridge and term loans. All funds that the Company receives from BF for the exercise of the warrants is required to be immediately deposited into an escrow account. The escrow agent will withdraw funds on deposit in the escrow account on each date on which a payment of interest is required to be made on the bridge or term loans.

Concurrently with the closing of the bridge loan, the Company paid Alco $7.5 million of which $5.5 million was a principal payment on the $25 million subordinated notes, approximately $1 million related to accrued interest, and $1 million was applied toward the purchase price of the warehouse facility. The unpaid balance of the $25 million subordinated notes, together with the balance due on the warehouse facility was restructured into a series of new convertible subordinated notes consisting of the following:

     A 7%, $6 million convertible subordinated note that automatically converts including accrued interest, into Spinnaker common stock 30 days after the execution of the note at a conversion price per share of $35, unless Alco reasonably objects. After conversion, Alco is entitled to sell the shares and Spinnaker has agreed to bear the cost of engaging an investment banking firm to assist Alco in the sale. If a sale cannot be effected on or before June 30, 1996, Spinnaker is obligated to register the shares to enable Alco to sell the shares in the public market. If the proceeds of this sale are less than $6 million, the Company is required to pay the difference between $6 million and the sales proceeds to Alco either in cash or an equivalent number of common shares.

     A 7%, $7 million convertible subordinated note due the earlier of April 5, 1997 or if the bridge loan is converted into a term loan, then six months after the maturity date of the term loan. Interest is due in arrears on each September 30 and March 31 during the term of the note beginning September 30, 1996. The note contains a PIK feature that allows the Company, at its option, to satisfy the interest payments by increasing the principal amount of the note. However, if the Company elects the PIK option, the interest rate on the note is 9%. All or any part of this note can be converted at Alco's option into shares of the Company's stock after April 1, 1997 at the then market price.

     A 7%, $7.25 million convertible subordinated note due the earlier of April 5, 1998 or the first anniversary after the payment date of the $7 million subordinated note discussed in the preceding paragraph. Interest is due in arrears on each September 30 and March 31 during the term of the debt beginning September 30, 1996. The note contains a PIK feature that allows the Company, at its option, to satisfy the interest payments by increasing the principal amount of the note. However, if the Company elects the PIK option, the interest rate on the note is 9%. All or any part of this note can be converted at Alco's option into shares of the Company's stock after April 1, 1998 at the then market price.

The Company's Parent has pledged its shares of Spinnaker stock to secure the new convertible subordinated notes and bridge loan. Richard J. Boyle and Ned
N. Fleming III agreed to guarantee personally the obligations of BF to the holder of the bridge loan. BF has pledged its warrant, all of the shares of common stock owned by it, and any shares of common stock subsequently acquired by it, to secure the bridge loan.

Based on the terms of the bridge loan and the restructured subordinated notes with Alco, the Company has classified the $25 million subordinated notes to Alco as long-term.

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

The following is a summary of the Company's long-term debt at December 31, 1995 and 1994:

                                                  1995           1994
                                                 ----------------------
                                                     (in thousands)
              Spinnaker Subordinated notes       $25,000        $     -
              CPC Term loan A                     19,625              -
              CPC Term loan B                     16,000              -
              CPC Subordinated note                5,000              -
              Brown-Bridge term loan               6,691          9,000
              Entoleter mortgage note payable        992          1,014
                                                 -------        -------
                                                  73,308         10,014
              Current maturities                  (3,666)        (2,217)
                                                 -------        -------
                                                 $69,642        $ 7,797
                                                 -------        -------
                                                 -------        -------

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

Scheduled principal payments on the term loans and long-term debt over the next five years are as follows (in thousands):

              1996                        $ 3,666
              1997                         12,255
              1998                         13,536
              1999                         11,851
              2000                          6,500
              Thereafter                   25,500
                                          -------
                                          $73,308
                                          -------
                                          -------

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

Certain agreements with its lenders impose restrictions on the ability of the Company or the Company's subsidiaries to pay dividends. At December 31, 1995 and 1994, there were no amounts available for the payment of dividends to Spinnaker or Spinnaker's shareholders. On April 5, 1996, the Brown-Bridge and CPC loan agreements were amended to allow for the payment of dividends to Spinnaker if certain conditions were met.

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

                SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)

Reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                               YEAR ENDED DECEMBER 31
                                           -------------------------------
                                            1995         1994        1993
                                            ----         ----        ----
Statutory federal rate                      34.0%        34.0%       34.0%
Increase (decrease) resulting from:
Change in valuation allowance              (29.3)           -       (34.0)
State income taxes (net of federal
 tax benefit)                                5.3         59.2           -
Other                                        1.7         (3.5)          -
                                           -----         ----       -----
Effective income tax rate                   11.7%        89.7%          -%
                                           -----         ----       -----
                                           -----         ----       -----

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

      SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      SPINNAKER INDUSTRIES, INC.
                           (PARENT COMPANY)

                       CONDENSED BALANCE SHEETS

                                                    DECEMBER 31
                                                -------------------
                                                 1995         1994
                                                -------      ------
                                                   (in thousands)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                     $   722      $    3
  Accounts Receivable                                11           -
  Short Term Investments                              -           4
  Note Receivable from Related Party                920           -
  Other Current Assets                              309         310
                                                -------      ------
    Total Current Assets                          1,962         317

OFFICE EQUIPMENT (Net of Depreciation)               62           3

LAND HELD FOR INVESTMENT                            249         249

OTHER ASSETS (Principally Investments in and
 Advances to Subsidiaries                        33,927       7,312
                                                -------      ------

    TOTAL ASSETS                                $36,200      $7,881
                                                -------      ------
                                                -------      ------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                             $ 2,555      $   28

NOTES PAYABLE                                    25,000           -

NOTES PAYABLE TO RELATED PARTIES                  1,583       1,352

TOTAL SHAREHOLDERS' EQUITY                        7,062       6,501
                                                -------      ------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $36,200      $7,881
                                                -------      ------
                                                -------      ------

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

     10.22 - Subordinated Convertible Promissory Note, date April 5, 1996, in the aggregate principal amount of $20,250,000, of Spinnaker Industries, Inc. (filed as Exhibit 7.1 to the Registrant's Current Report on Form 8-K dated April 19, 1996).

     10.23 - Senior Credit Agreement, dated as of April 5, 1996, among Spinnaker Industries, Inc. and Bankers Trust Company (filed as
               Exhibit 7.2 to the Registrant's Current Report on Form 8-K dated April 19, 1996).

     10.24 - Warrant Exercise Agreement, dated April 5, 1996, among Boyle, Fleming, George & Co., Inc, Richard J. Boyle, Ned N. Fleming, III, Spinnaker Industries, Inc. and Bankers Trust Company (filed as Exhibit 7.3 to the Registrant's Current Report on Form 8-K dated April 19, 1996).

     10.25 - Pledge Agreement, dated April 5, 1996, by each of the named pledgors in favor of Banker's Trust Company (filed as Exhibit
               7.4 to the Registrant's Current Report on Form 8-K dated April 19, 1996).

     11    -   Statement of Computation of Per Share Earnings

     21    -   Subsidiaries of the Registrant.

     23    -   Consent of Deloitte & Touche LLP.

     27    -   Financial Data Schedule

     99.1  -   Information to be Incorporated by Reference into Part III.
______________
* Management contract or compensatory plan.