Form 10-Q
period 1996-03-31
SPINNAKER INDUSTRIES INC
filed 1996-05-15
CIK 314865

                                 FORM 10Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1996
                                    ---------------------------------------

Commission file number                             2-66564
                                    ---------------------------------------

                                    OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------     -----------------

                          Spinnaker Industries, Inc.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           Delaware                                  06-0544125
- -------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.

600 N. Pearl St., #2160, L.B. 100, Dallas, TX               75201
- ---------------------------------------------     -------------------------
  (Address of principal executive offices)                (Zip Code)

                              (214) 855-0322
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

                                   N/A
           -----------------------------------------------------
            (Former name, former address and former fiscal year,
                    if changed since last report.)

Indicate check mark whether the Registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X        No
                              -------         -------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

      Common Stock, No Par Value                  2,903,170 shares
      --------------------------                  ----------------
                 Class                     Outstanding at April 30, 1996

SPINNAKER INDUSTRIES, INC.


INDEX
- ---------------------------------------------------------------------------
                                                                    PAGE
                                                                   NUMBER
                                                                   ------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of March 31,
          1996 and December 31, 1995                                  3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 1996 and 1995                  4

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1996 and 1995          5

          Notes to Condensed Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

PART II   OTHER INFORMATION

Item 5.   Other Information                                          11

Item 6.   Exhibits and Reports on Form 8-K                           11

- ---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEET

                                                 March 31,         December 31,
                                                   1996               1995
                                                   ----               ----
                                                (Unaudited)          (Note)
ASSETS
Current assets:
    Cash and cash equivalents                   $ 2,305,000        $ 3,048,000
    Accounts receivable (less allowance          26,545,000         24,789,000
        of $972,000 and $1,234,000)
    Inventories (Net)                            28,399,000         27,041,000
    Prepaid expenses and other                    2,468,000          2,318,000
    Deferred income taxes                         1,234,000          1,234,000
                                               ------------       ------------
Total current assets                             60,951,000         58,430,000

Property plant and equipment
    Land                                            598,000            583,000
    Buildings and improvements                   10,384,000          9,632,000
    Machinery and equipment                      45,030,000         44,485,000
    Accumulated depreciation                     (5,619,000)        (4,639,000)
                                               ------------       ------------
                                                 50,393,000         50,061,000

Goodwill                                         25,613,000         25,793,000
Other assets                                      4,112,000          3,300,000
                                               ------------       ------------
TOTAL ASSETS                                   $141,069,000       $137,584,000
                                               ------------       ------------
                                               ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                           $ 16,950,000       $ 12,699,000
    Accrued liabilities                           7,371,000          6,534,000
    Current portion of long term debt             3,559,000          3,666,000
    Working capital revolver                     26,167,000         27,149,000
    Other current liabilities                       407,000            394,000
                                               ------------       ------------
Total current liabilities                        54,454,000         50,442,000

Long term debt and capital lease, less
 current portion                                 68,790,000         69,642,000
Deferred income taxes                             7,164,000          7,164,000
Notes payable to related parties                  1,618,000          1,583,000
Minority interest                                 1,792,000          1,691,000

Stockholders' equity
    Common stock                                  3,124,000          3,124,000
    Additional paid in capital                    3,709,000          3,709,000
    Retained earnings                               530,000            341,000
    Less: common stock in treasury                 (112,000)          (112,000)
                                               ------------       ------------
Total stockholders' equity                        7,251,000          7,062,000
                                               ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $141,069,000       $137,584,000
                                               ------------       ------------
                                               ------------       ------------

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF INCOME - UNAUDITED

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                  ---------------------
                                                      (UNAUDITED)

                                                   1996           1995
                                                   ----           ----
Net sales                                     $ 62,003,000     $ 25,961,000

Cost of sales                                  (53,211,000)     (22,360,000)

Gross margin                                     8,792,000        3,601,000

Selling, general and administrative
 expense                                        (5,569,000)      (2,499,000)
                                              ------------     ------------
Income from operations                           3,223,000        1,102,000

Interest expense                                (2,323,000)        (646,000)
Guarantee fee                                     (375,000)               -
Other income (expense)-Net                         (33,000)          33,000
                                              ------------     ------------
Income before income taxes and
 minority interest                                 492,000          489,000

Income tax provision                              (202,000)        (187,000)

Minority interest                                 (101,000)         (74,000)
                                              ------------     ------------
Net income                                    $    189,000     $    228,000
                                              ------------     ------------
                                              ------------     ------------

Weighted average shares and common stock
 equivalents outstanding                         3,348,000        3,224,000

Net income per share                                 $0.06            $0.07


See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -----------------------
                                                                   1996             1995
                                                                   ----             ----
Operating activities                                             $   189,000   $   228,000
Net income

Adjustments to reconcile net income to net cash provided
 by operating activities:
       Depreciation and amortization                               1,022,000       256,000
       Sales of short-term investments, net                                -         4,000
       Minority interest                                             101,000        74,000
       Amortization of goodwill                                      240,000             -
       Amortization of deferred financing costs                      118,000             -
       Accrued interest on notes payable to related parties           35,000        61,000
       Changes in operating assets and liabilities
              Accounts receivable                                 (1,756,000)      (29,000)
              Inventories                                         (1,358,000)   (1,381,000)
              Prepaid expenses and other assets                     (150,000)     (140,000)
              Accounts payable and accrued liabilities             5,088,000     3,471,000
              Other current liabilities                               13,000      (290,000)
                                                                 -----------   -----------
Net cash provided by operating activities                          3,542,000     2,254,000
                                                                 -----------   -----------
Investing activities
       Purchases of plant and property                            (1,312,000)     (519,000)
       Additions to other assets                                  (1,032,000)            -
                                                                 -----------   -----------
Net cash used in investing activities                             (2,344,000)     (519,000)
                                                                 -----------   -----------
Financing activities
       Working capital revolver                                     (982,000)   (1,885,000)
       Principal payments on long-term debt                       (1,058,000)       (5,000)
       Long term capital leases                                       99,000             0
       Purchase of minority interest                                       -       (41,000)
                                                                 -----------   -----------
Net cash used in financing activities                             (1,941,000)   (1,931,000)
                                                                 -----------   -----------
       Decrease in cash and cash equivalents                        (743,000)     (196,000)
Cash and cash equivalents at beginning of period                   3,048,000       484,000
                                                                 -----------   -----------
Cash and cash equivalents at end of period                       $ 2,305,000   $   288,000
                                                                 -----------   -----------
                                                                 -----------   -----------

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated financial statements include Spinnaker Industries, Inc. and its operating subsidiaries, Central Products Company (100% owned), Brown-Bridge Industries, Inc. (80.1% owned) and Entoleter, Inc. (100.0% owned) (collectively the "Registrant"). Effective October 4, 1995, Central Products Acquisition Corporation entered into a Stock and Asset Purchase Agreement with Unisource Worldwide, Inc. and Alco Standard Corporation ("Alco"), which is Unisource's parent. Central Products Acquisition Corporation, subsequently renamed Central Products Company, is a wholly-owned subsidiary of Spinnaker Industries, Inc. and was formed to acquire Central Products Company ("CPC"), which manufactures and sells water-activated and pressure-sensitive carton sealing tapes. The purchase price under the agreement was approximately $80 million.

   The acquisition was accounted for as a purchase with the purchase price (subject to adjustment upon finalization of certain acquisition costs) allocated to the assets acquired and the liabilities assumed.

   The operating results of Central Products Company are included in the consolidated statements of operations for the first-quarter ended March 31, 1996. The following pro forma information, which is based on information currently available to the Company, shows the results of the Registrant's operations presented as though the purchase of Central Products Company had been made at the beginning of 1995.

                                      FIRST QUARTER ENDED
                                          MARCH 31, 1995
                                          --------------
   Sales and Revenues                        $56,971,000
   Net Income                                $   674,000
   Net Income Per Share                      $      0.21

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

3. Of inventory values at March 31, 1996, and December 31, 1995, 48% are valued using the last in, first out method (LIFO), 47% are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at March 31, 1996, and December 31, 1995:

                                                   1996                1995
                                                   ----                ----
          Finished goods                       $ 9,267,000         $ 8,291,000
          Work-in-process                        9,679,000           9,459,000
          Raw materials                          9,453,000           9,291,000
                                               -----------         -----------
                                        Total  $28,399,000         $27,041,000
                                               -----------         -----------
                                               -----------         -----------

4. The Registrant maintains short-term lines of credit with banks for working capital needs at each subsidiary that aggregate $45.5 million. The Registrant had cash advances of approximately $26.2 million outstanding under the lines of credit as of March 31, 1996. Credit availability under these lines of credit at March 31, 1996 was $11.7 million. At March 31, 1996, the interest rates in effect ranged from 9.25% to 10.75%. Credit availability under these lines of credit is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base.

   Following is a summary of long term debt of Registrant at March 31, 1996, and December 31, 1995:

                                                          1996           1995
                                                          -----          ----
   Spinnaker subordinated note is comprised of a       $25,000,000  $25,000,000
   $15 million subordinated convertible note and a $10 million subordinated convertible note, both due to Alco. ($15 million note is carried at an 8% interest rate, $10 million note carried at an 11% interest rate)

   Brown-Bridge Term Loan - secured by the assets        6,013,000    6,691,000
   of Brown-Bridge at an interest rate of prime plus
   1.25%, payable over five years maturing in 1999.

   Entoleter mortgage note  - payable on demand            987,000      992,000
   in 1997 and secured by certain real property of Entoleter.

   Central Products Term Loan A - held by Central       19,250,000   19,625,000
   Products at an interest rate 9.5%, principal payable quarterly ranging from $375,000 to $1,500,000 maturing in September 2000.

     Central Products Term Loan B - held at an          16,000,000   16,000,000
     interest rate of 10%, principal payable in quarterly installments of $2,000,000 from December
     2000 to September 2002.

     Central Products subordinated promissory note       5,000,000    5,000,000
     due to Alco, interest free to September 1996, and
     at an interest rate of 8% thereafter, principal pay-
     ment of $1,000,000 due December 1998 and
     $4,000,000 due December 1999 (unless senior debt
     is still outstanding, then $4,000,000 due December
     2000)
                                                       -----------  -----------
          Sub-Total                                    $72,250,000  $73,308,000

     Less: Current Maturities                            3,559,000    3,666,000
                                                       -----------  -----------

     Total Long Term Debt                              $68,691,000  $69,642,000

     Long Term Capital Lease relating
         to Brown Bridge Industries                         99,000          -0-
                                                       -----------  -----------

     Total Long Term Debt and Capital Lease            $68,790,000  $69,642,000
                                                       -----------  -----------
                                                       -----------  -----------

    On April 5, 1996, the Registrant refinanced the $25,000,000 notes due to Alco and in connection with this transaction borrowed $8,500,000 from a bank. The outstanding principal of this bank loan bears interest at an adjustable rate (approximately 10.4% at April 5, 1996) and converts into a five-year term loan if it is not paid in full on the December 1996 due date. Concurrently with the closing of the bridge loan, the Registrant paid Alco $7.5 million. The unpaid balance of the original $25 million subordinated notes, together with the balance due on a warehouse facility newly acquired from Alco was restructured into a series of new convertible subordinated notes aggregating $20.25 million ("Convertible Notes"). In early May 1996, $6 million of the Convertible Notes was converted into common stock of the Registrant at a conversion price of approximately $35 per share.

5. The Directors of the Registrant declared a 3-for-2 stock split of the Registrant's common shares, effective as of December 29, 1995. All presentations of shares outstanding and amounts per share have been restated to reflect the stock split.

    Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each year, after giving effect to the 3-for-2 stock split. Fully diluted earnings per share did not differ significantly from primary earnings per share in any period presented.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

Effective October 4, 1995 Central Products Acquisition Corporation, a wholly-owned subsidiary of the Registrant, entered into a Stock and Purchase Agreement with Alco Standard Corporation to acquire CPC, which manufactures and sells water-activated and pressure sensitive carton sealing tapes. (See
Note 1 to Notes to Condensed Consolidated Financial Statements).

SALES

Net sales were $62,003,000 for the three month period ended March 31, 1996, versus $25,961,000 for the comparable 1995 period, an increase of
$36,042,000.   The acquisition of CPC accounted for $31,977,000 of the
increase  with the balance attributable to Brown-Bridge.

COST OF SALES

Cost of sales for the three month period ended March 31, 1996, increased by $30,851,000 compared with the corresponding period in of 1994. The addition of CPC accounted for approximately $27,100,000 of the net increase. The remainder of the increase is attributable primarily to direct costs associated with increased sales volume at Brown-Bridge. Gross margins for Brown-Bridge for the three month period ended March 31, 1996, did not vary materially from the comparable 1995 period. However, due to high volume from new business, particularly for stock to produce pressure sensitive stamps, Brown-Bridge has been unable internally to silicon-coat all of the pressure sensitive liner required to support the additional business. This forces the company to purchase coated liner material and pay a premium price compared to the cost of manufacturing it in-house. These cost premiums negatively affected margins by approximately $250,000 for the three months ended March 31, 1996. Brown-Bridge is in the process of adding a flexible silicon and adhesive coater which will allow it to coat all of its liner requirements internally. The new coater is scheduled to become operational in the fourth quarter of 1996 at which time all liner will be silicon coated in-house, immediately eliminating the outsourcing penalties.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $3,070,000 during the three months ended March 31, 1996, compared to the corresponding 1995
period.   Approximately $2,800,000 of the increase is attributable to the acquisition of CPC with the remainder attributable to Brown-Bridge and Entoleter.

INTEREST EXPENSE

Interest expense for the three-month period ended March 31, 1996 increased by $1,677,000 compared with corresponding 1995 period. The increase is attributable to the additional debt incurred in the acquisition of CPC, $1,753,000, partially reduced by lower interest expense at Brown Bridge of $79,000 due to a reduction in debt balances in the first quarter of 1996.

GUARANTEE FEE

As part of the acquisition of CPC, the Registrant's parent (Lynch
Corporation) agreed to guarantee a $25 million note to Alco at a rate of 0.5% of the principal amount per month ($125,000). This guarantee ended on March 31, 1996, upon the completion of the refinancing of the Alco notes.

INCOME TAXES

The 1996 income tax provision provides for federal and state income taxes at an effective rate of 41%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Registrant generated $3,542,000 in net cash provided by operating activities for the three months ended March 31, 1996, an increase of $1,288,000 over the comparable 1995 period. Net working capital at March 31, 1996 was $6,497,000 versus $7,988,000 at December 31, 1995, a decrease of
$1,491,000.

At March 31, 1996, total debt of the Registrant was $100,134,000 versus $102,040,000 at December 31, 1995, a decrease of $1,906,000. The Registrant's subsidiaries have credit facilities available for future use, including revolving credit agreements with maximum availability of $45,500,000 and current availability of $11,700,000 at March 31, 1996 (See Note 4 to Condensed Consolidated Financial Statements). Borrowings under these credit facilities totaled $26,167,000 at March 31, 1996. Interest on all outstanding borrowings bear interest at variable rates related to the prime interest rate or the lender's base rate. At March 31, 1996, the interest rate in effect ranged from 8% to 10.75%. Credit availability under the lines of credit are subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base.

In connection with the acquisition of Central, the Registrant and Central issued subordinated notes to the seller in the amounts of $25 million and $5 million, respectively. On April 5, 1996, the Registrant refinanced these notes and in connection with this transaction borrowed $8,500,000 from a bank. The outstanding principal of this bank loan bears interest at an adjustable rate (approximately 10.4% at April 5, 1996) and converts into a five-year term loan if it is not paid in full on the December 1996 due date. Concurrently with the closing of the bridge loan, the Registrant paid Alco $7.5 million, of which $5.5 million was a principal payment on the $25 million subordinated notes, approximately $1 million related to accrued interest, and $1 million was applied toward the purchase price of a warehouse facility. The unpaid balance of the original $25 million subordinated notes, together with the balance due on the warehouse facility was restructured into a series of new convertible subordinated notes aggregating $20.25 million ("Convertible Notes"). In early May, 1996, $6 million of the Convertible Notes was converted into common stock of the Registrant at a conversion price of approximately $35 per share.

During 1996, the Registrant intends to pursue actively various alternatives to refinance the indebtedness of the Registrant and its subsidiaries in order to pay off the $8,500,000 loan before it converts into a term loan, to simplify the Registrant's capital structure, to remove restrictions imposed by various lenders and to reduce the administrative burdens resulting from having multiple lenders.

The Registrant has identified possible environmental issues related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

The Registrant is considering acquiring the approximately 19.9% minority interest in its Brown-Bridge Industries subsidiary in exchange for its shares of common stock. The terms of any such exchange have not been agreed to and there can be no assurance that this transaction will ultimately be consummated.

The Registrant's Parent, Lynch Corporation, intends to request that the Registrant's Board of Directors give the 90-day notice of termination under Spinnaker's Management Agreement with Boyle, Fleming, George & Co., Inc., with the intent of having Messrs. Boyle and Fleming, Chairman and Chief Executive Officer and President, respectively, enter into employment arrangements with the Registrant.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

11.  Statement of Computation of Per Share Earnings.

(B)  REPORTS ON FORM 8-K

     During the first quarter of 1996, the Registrant filed five amendments to the Current Report on Form 8-K, dated October 18, 1995. Current Report on Form 8-K/A(2), dated January 4, 1996, Current Report on Form 8-K/A(3), dated February 2, 1996, Current Report on Form 8-K/A(4), dated March 1, 1996, Current Report on Form 8-K/A(5), dated March 15, 1996, and Current Report on Form 8-K/A(6), dated April 19, 1996, all disclosed in Item 2 and Item 5 the status of the Registrant's financial obligation to Alco Standard Corporation, incurred in connection with the acquisition of Central Products Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SPINNAKER INDUSTRIES, INC.
                                                        (Registrant)

                                                 /s/ James W. Toman
                                                 --------------------------
                                                 James W. Toman, Controller

Date:    May 15, 1996

                          EXHIBIT INDEX

                                                       SEQUENTIAL
EXHIBIT                                                 PAGE NO.

11.      Statement of Computation of Per Share Earnings     14