Form 10-K/A
period 1995-12-31
SPINNAKER INDUSTRIES INC
filed 1996-05-17
CIK 314865

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                              FORM 10-K/A(2)

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

     11    -   Statement of Computation of Per Share Earnings (filed as
               Exhibit 11 to the Registrant's Annual Report on Form 10-K/A(1) dated April 29, 1996).

     21    -   Subsidiaries of the Registrant (filed as Exhibit 21 to the
               Registrant's Annual Report on Form 10-K/A(1) dated April 29,
               1996).

     23    -   Consent of Deloitte & Touche LLP (filed as Exhibit 23 to the
               Registrant's Annual Report on Form 10-K/A(1) dated April 29,
               1996).

     99.1  -   Information to be Incorporated by Reference into Part III.

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

Date: May 17, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                        DATE
        ---------                           -----                        ----
/s/ Richard J. Boyle
- --------------------------         Chief Executive Officer          May 17, 1996
Richard J. Boyle                   and Chairman of the Board


/s/ Ned N. Fleming, III
- --------------------------         President and Director           May 17, 1996
Ned N. Fleming, III


/s/ James W. Toman
- --------------------------         Controller                       May 17, 1996
James W. Toman                     (chief financial and
                                   accounting  officer)

/s/ Anthonie C. van Ekris
- --------------------------         Director                         May 17, 1996
Anthonie C. van Ekris


/s/ Joseph P. Rhein
- --------------------------         Director                         May 17, 1996
Joseph P. Rhein


/s/ Robert E. Dolan
- --------------------------         Director                         May 17, 1996
Robert E. Dolan



- --------------------------         Director                         May 17, 1996
Mario J. Gabelli

/s/ Philip W. Colburn
- --------------------------         Director                         May 17, 1996
Philip W. Colburn


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

     11    -   Statement of Computation of Per Share Earnings (filed as
               Exhibit 11 to the Registrant's Annual Report on Form 10-K/A(1) dated April 29, 1996).

     21    -   Subsidiaries of the Registrant (filed as Exhibit 21 to the
               Registrant's Annual Report on Form 10-K/A(1) dated April 29,
               1996).

     23    -   Consent of Deloitte & Touche LLP (filed as Exhibit 23 to the
               Registrant's Annual Report on Form 10-K/A(1)dated April 29,
               1996).

     27    -   Financial Data Schedule

     99.1  -   Information to be Incorporated by Reference into Part III.
______________
* Management contract or compensatory plan.