Form 10-K/A
period 1995-12-31
SPINNAKER INDUSTRIES INC
filed 1996-08-12
CIK 314865

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                              FORM 10-K/A(3)

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

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                  None

Item 8.    Financial Statements and Supplementary Data

       Financial Statements and Supplementary Data as amended August 12, 1996 to revise Note 2 (Pro Forma Information).



                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       Spinnaker Industries, Inc.



                                       /s/ JAMES W. TOMAN
                                       --------------------------
                                       James W. Toman
                                       Controller


DATE:  AUGUST 12, 1996
       ---------------

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

                                              YEAR ENDED DECEMBER 31
                                              -----------------------
                                               1995            1994
                                              -----------------------
                                                  (in thousands,
                                              except per share data)
              Net sales                      $226,558        $206,944
              Net income                          512             (28)
              Net income per share                .15            (.01)
              Number of shares used
               in per share computation         3,351           2,813

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