Form 10-Q/A
period 1996-03-31
SPINNAKER INDUSTRIES INC
filed 1996-08-12
CIK 314865

                              FORM 10Q/A(1)
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

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

                          Yes    X        No
                              -------         -------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

      Common Stock, No Par Value                  2,903,170 shares
      --------------------------                  ----------------
                 Class                     Outstanding at April 30, 1996

Item 1.   Financial Statements

      Financial Statements as amended August 12, 1996 to revise Note 1 (Acquisition of Central Products - Pro Forma Information).




                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       Spinnaker Industries, Inc.


                                       /s/ James W. Toman
                                       --------------------------------
                                       James W. Toman
                                       Controller

Date:  August 12, 1996
      -----------------

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

                                      FIRST QUARTER ENDED
                                          MARCH 31, 1995
                                          --------------
   Sales and Revenues                        $56,971,000
   Net Income                                $   225,000
   Net Income Per Share                      $      0.07

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