Form 10-Q
period 1996-06-30
SPINNAKER INDUSTRIES INC
filed 1996-08-13
CIK 314865

                                 FORM 10Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended             JUNE 30, 1996
                              ------------------------------------------

Commission file number                        2-66564
                      --------------------------------------------------

                                    OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


                           SPINNAKER INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                     06-0544125
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

600 N. PEARL ST., #2160, L.B. 100, DALLAS, TX                          75201
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

        Common Stock, No Par Value                   3,074,598 shares
                  Class                       Outstanding at June 30, 1996



                                Page 1 or 14

SPINNAKER INDUSTRIES, INC.
- --------------------------

INDEX
- -------------------------------------------------------------------------------
                                                                     PAGE
                                                                    NUMBER
                                                                    ------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
          June 30, 1996 and December 31, 1995                         3

          Condensed Consolidated Statements of Income
          for the Three Months and Six Months Ended
          June 30, 1996 and 1995                                      4

          Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1996 and 1995             5

          Notes to Condensed Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        10

PART II   OTHER INFORMATION

Item 5.   Other Information                                          12

Item 6.   Exhibits and Reports on Form 8-K                           13






- -------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30, 1996   December 31, 1995
                                              -------------   -----------------
                                               (unaudited)         (Note)
ASSETS
Current assets:
  Cash and cash equivalents                   $   2,779,000    $   3,048,000
  Accounts receivable (less allowance
   of $1,003,000 and $1,234,000)                 25,294,000       24,789,000
  Inventories                                    32,725,000       27,041,000
  Prepaid expenses and other                      3,673,000        2,318,000
  Deferred income taxes                           1,234,000        1,234,000
                                              -------------    -------------

Total current assets                             65,705,000       58,430,000
Property, plant and equipment
  Land                                              584,000          583,000
  Buildings and improvements                     12,159,000        9,632,000
  Machinery and equipment                        47,651,000       45,372,000
  Accumulated depreciation                       (6,620,000)      (4,639,000)
                                              -------------    -------------
                                                 53,774,000       50,948,000

Goodwill, net                                    25,771,000       25,793,000
Other assets                                      2,408,000        2,413,000
                                              -------------    -------------
TOTAL ASSETS                                  $ 147,658,000    $ 137,584,000
                                              -------------    -------------
                                              -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                            $  16,062,000    $  12,699,000
  Accrued liabilities                             7,069,000        6,534,000
  Current portion of long term debt              10,559,000        3,666,000
  Working capital revolver                       29,609,000       27,149,000
  Other current liabilities                         977,000          394,000
                                              -------------    -------------
Total current liabilities                        64,276,000       50,442,000

Long term debt, less current portion             58,577,000       69,642,000
Deferred income taxes                             7,164,000        7,164,000
Notes payable to related parties                  1,678,000        1,583,000
Minority interest                                 1,881,000        1,691,000

Stockholders' equity
  Common stock                                    3,124,000        3,124,000
  Additional paid in capital                     10,209,000        3,709,000
  Retained earnings                                 861,000          341,000
  Less: common stock in treasury                   (112,000)        (112,000)
                                              -------------    -------------
Total stockholders' equity                       14,082,000        7,062,000

                                              -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 147,658,000    $ 137,584,000
                                              -------------    -------------
                                              -------------    -------------

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

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                       ---------------------------   ----------------------------
                                               (unaudited)                   (unaudited)
                                           1996           1995           1996            1995
                                       ------------   ------------   -------------   ------------
Net sales                              $ 60,241,000   $ 26,685,000   $ 122,244,000   $ 52,646,000
Cost of sales                           (51,688,000)   (23,056,000)   (104,899,000)   (45,416,000)
                                       ------------   ------------   -------------   ------------
Gross margin                              8,553,000      3,629,000      17,345,000      7,230,000
Selling, general and administrative
  expense                                (5,502,000)    (2,507,000)    (11,071,000)    (5,006,000)
                                       ------------   ------------   -------------   ------------
Income from operations                    3,051,000      1,122,000       6,274,000      2,224,000
Interest expense                         (2,334,000)      (647,000)     (4,657,000)    (1,293,000)
Guarantee fee                                     -              -        (375,000)             -
Other income (expenss)-net                   (6,000)        (5,000)        (39,000)        28,000
                                       ------------   ------------   -------------   ------------
Income before income taxes
  and minority interest                     711,000        470,000       1,203,000        959,000
Income tax (provision) benefit             (291,000)        73,000        (493,000)      (114,000)
Minority interest                           (89,000)       (84,000)       (190,000)      (158,000)
                                       ------------   ------------   -------------   ------------
Net income                             $    331,000   $    459,000   $     520,000   $    687,000
                                       ------------   ------------   -------------   ------------
                                       ------------   ------------   -------------   ------------
Weighted average shares and
  common stock equivalents outstanding    3,505,900      3,296,476       3,441,806      3,269,985
Net income per share                   $       0.09   $       0.14   $        0.15   $       0.21


See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                    -------------------------
                                                           (unaudited)
                                                       1996          1995
                                                    -----------   -----------
Operating activities
Net income                                          $   520,000   $   687,000

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                       2,195,000       508,000
  Sales of short-term investments, net                        -         4,000
  Minority interest                                     190,000       158,000
  Amortization of goodwill                              509,000             -
  Accrued interest on notes payable to related
   parties                                               95,000       123,000
  Changes in operating assets and liabilities
    Accounts receivable                                (505,000)   (1,065,000)
    Inventories                                      (5,684,000)   (1,995,000)
    Prepaid expenses and other assets                (1,355,000)     (505,000)
    Accounts payable and accrued liabilities          3,898,000     2,948,000
    Other current liabilities                           583,000      (285,000)
                                                    -----------   -----------

Net cash provided by operating activities               446,000       578,000
                                                    -----------   -----------

Investing activities
  Purchase of property, plant and equipment          (4,014,000)     (837,000)
  Additions to other assets                            (660,000)            -
  Other                                                  32,000             -
                                                    -----------   -----------

Net cash used in investing activities                (4,642,000)     (837,000)
                                                    -----------   -----------

Financing activities
  Proceeds from working capital revolvers, net        2,460,000       278,000
  Issuance of long term debt                          8,500,000        28,000
  Principal payments on long term debt               (7,533,000)     (463,000)
  Issuance of common stock                              500,000             -
  Purchase of minority interest                               -       (41,000)
                                                    -----------   -----------

Net cash provided by (used in) financing activities   3,927,000      (198,000)
                                                    -----------   -----------

  Decrease in cash and cash equivalents                (269,000)     (457,000)

Cash and cash equivalents at beginning of period      3,048,000       484,000
                                                    -----------   -----------

Cash and cash equivalents at end of period          $ 2,779,000   $    27,000
                                                    -----------   -----------
                                                    -----------   -----------



See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated financial statements include Spinnaker Industries, Inc. and its operating subsidiaries, Central Products Company (100% owned), Brown-Bridge Industries, Inc. (80.1% owned) and Entoleter, Inc. (100.0% owned) (collectively the "Registrant"). On October 4, 1995, Central Products Acquisition Corporation acquired from Unisource Worldwide, Inc. and Alco Standard Corporation ("Alco"), which is Unisource's parent, the assets and stock of Central Products Company ("CPC"). The purchase price under the agreement was approximately $80 million. Central Products Acquisition Corporation, subsequently renamed Central Products Company, is a wholly-owned subsidiary of Spinnaker Industries, Inc. and was formed to acquire CPC, which manufactures and sells water-activated and pressure-sensitive carton sealing tapes.

    The acquisition was accounted for as a purchase with the purchase price (subject to adjustment upon finalization of certain acquisition costs) allocated to the assets acquired and the liabilities assumed.

    The operating results of CPC are included in the consolidated statements of operations for the three month and six month periods ended June 30, 1996. The following pro forma information, which is based on information currently available to the Registrant, shows the results of the Registrant's operations presented as though the purchase of CPC had been made at the beginning of 1995.

                            Three Months Ended       Six Months Ended
                              June 30, 1995            June 30, 1995
                            ------------------       ----------------
    Net Sales                  $56,405,000              $113,376,000
    Net Income                 $    81,000              $    306,000
    Net Income Per Share       $      0.03              $       0.10

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
    Operating results for the period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended
    December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

3. Of inventory values at June 30, 1996, and December 31, 1995, 48% are valued using the last in, first out method (LIFO), 47% are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at June 30, 1996, and December 31, 1995:

                                    1996                1995
                                 -----------        -----------
    Finished goods               $12,044,000        $ 8,291,000
    Work-in-process               11,152,000          9,459,000
    Raw materials                  9,529,000          9,291,000
                                 -----------        -----------
                  Total          $32,725,000        $27,041,000
                                 -----------        -----------
                                 -----------        -----------

4. The Registrant maintains short-term lines of credit with banks for working capital needs at each subsidiary that aggregate $45.5 million. The Registrant had cash advances of approximately $29.6 million outstanding under the lines of credit as of June 30, 1996. Credit availability under these lines of credit at June 30, 1996 was $8.8 million. At June 30, 1996, the interest rates in effect ranged from 9.25% to 10.75%. Credit availability is subject to certain variables, such as the amount of inventory and receivables eligible to be included in a borrowing base.

    Following is a summary of long term debt of Registrant at June 30, 1996, and December 31, 1995:
                                                       1996            1995
                                                   -----------    ------------
    Spinnaker Bridge Loan - due December 30,       $ 8,500,000    $        -
    1996, if not paid, will convert to a
    five-year term loan.  Bears interest at
    the greater of LIBOR plus 5% or treasury plus 5% for 90 days, incrementally increasing 0.25% for each 90-day period thereafter. Interest is payable in arrears July 15 and October 15, 1996, and
    January 15, 1997.

    Spinnaker convertible subordinated 7% note       7,000,000             -
    due the earlier of April 5, 1997, or, if the bridge loan is converted, six months after the maturity of the converted bridge loan. Interest is payable in arrears each September 30 and March 31 during the term of the note.

    Spinnaker convertible subordinated 7% note       7,250,000             -
    due the earlier of April 5, 1998, or the first anniversary after the payment of the $7.0 million subordinated note. Interest is payable in arrears each September 30 and March 31 during the term of the note.

                                                       1996            1995
                                                   -----------    ------------
    Spinnaker promissory note, interest free         5,000,000             -
    to September 1996, and at an interest rate of 8% thereafter, principal payments of $1,000,000 due December 1998 and
    $4,000,000 due December 1999 (unless
    senior debt still outstanding, then
    $4,000,000 due December 2000).

    Brown-Bridge Term Loan - secured by the          5,441,000       6,691,000
    assets of Brown-Bridge at an interest rate of prime plus 1.25%, payable over five years maturing in 1999.

    Entoleter Mortgage Note - payable on               980,000         992,000
    demand in 1997 and secured by certain real property of Entoleter.

    Central Products Term Loan A - interest         18,875,000      19,625,000
    rate is 9%, principal payments due
    quarterly ranging from $375,000 to
    $1,500,000 maturity in September 2000.

    Central Products Term Loan B - interest         16,000,000      16,000,000
    rate is 10%, $2,000,000 principal payments due quarterly beginning December 2000.

    Spinnaker subordinated note comprised of a             -        25,000,000
    $15 million subordinated convertible note and a $10 million subordinated convertible note, both due to Alco. ($15 million note is carried at an 8% interest rate, $10 million note carried at an 11% interest rate)

    Central Products subordinated promissory               -         5,000,000
    note due to Alco, interest free to
    September 1996, and at an interest rate of
    8% thereafter, principal payment of
    $1,000,000 due December 1998 and
    $4,000,000 due December 1999 (unless
    senior debt is still outstanding, then
    $4,000,000 due December 2000)
                                                   -----------     -----------
          Sub-Total                                 69,046,000      73,308,000

    Less: Current Maturities                        10,559,000       3,666,000
                                                   -----------     -----------
    Total Long Term Debt                            58,487,000      69,642,000

    Long Term Capital Lease relating
      to Brown Bridge Industries                        90,000             -
                                                   -----------     -----------
    Total Long Term Debt and Capital Leases        $58,577,000     $69,642,000
                                                   -----------     -----------
                                                   -----------     -----------

    On April 5, 1996, the Registrant refinanced the $25 and $5 million subordinated notes and in connection with the refinancing borrowed $8,500,000 ("Bridge Loan") from the bank.

     Concurrently with the closing of the Bridge Loan, the Registrant paid Alco $7.5 million. The unpaid balance of the original $25 million subordinated notes, together with a $750,000 balance owed on a warehouse facility acquired from Alco was restructured into a series of new convertible subordinated notes aggregating $20.25 million ("Convertible Notes"). In May 1996, $6.0 million of the Convertible Notes was converted into common stock of the Registrant at a conversation price of approximately $35 per share.

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

6. The Registrant in April 1996, issued approximately 187,500 shares of Class A Common Stock upon the exercise of Class A Warrants held by J. Boyle and Ned N. Fleming III, the Registrant's Chairman and Chief Executive Officer and President, respectively.

     The Directors of the Registrant declared a stock dividend, an effective split of its common stock, record date of August 5, 1996, and a distribution date of August 16, 1996. See Registrant's Information Statement dated July 23, 1996.

     The Registrant will issue one share of, no par, new common stock (now referred to as "Common Stock") for each outstanding share of its existing common stock (now referred to as "Class A Common Stock"). The Common Stock will have a 1/10th vote per share, compared to one vote per share for Class A Common Stock.

     Approximately 3,075,000 shares of each class of stock will be outstanding after the split.



7. The Registrant has identified possible environmental issues related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

8. Certain reclassifications have been made to conform prior period data to the current year's presentation.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

On October 4, 1995 Central Products Acquisition Corporation, a wholly-owned subsidiary of the Registrant, acquired from Alco Standard Corporation the assets and stock of CPC, which manufactures and sells water-activated and pressure sensitive carton sealing tapes. (See Note 1 to Notes to Condensed Consolidated Financial Statements).

SALES

Net sales were $60,241,000 for the three-month period ended June 30, 1996, versus $26,685,000 for the comparable 1995 period, an increase of $33,556,000. The acquisition of CPC accounted for $31,395,000 of the increase with the balance attributable to Brown-Bridge. For the first six months of 1996 net sales increased $69,598,000. Of the increase, $63,372,000 relates to the acquisition of CPC and the remainder is attributable to increased activity at Brown Bridge as a result of postage stamp stock contracts for the U.S. Postal
Service's pressure-sensitive stamps.   Partially offsetting these increases are
lower sales at Entoleter.

COST OF SALES

Cost of sales for the three month period ended June 30, 1996, increased by $28,632,000 compared with the corresponding period in 1995. The addition of CPC accounted for approximately $26,054,000 of the net increase. The remainder of the increase is directly attributable to increased sales volume at Brown-Bridge.

Gross margins for the three and six month periods ended June 30, 1996 did not vary significantly from the comparable 1995 periods. However, due to high volume from new business, particularly for stock to produce pressure sensitive stamps, Brown-Bridge has been unable to internally silicon-coat all of the pressure-sensitive liner required to support the increased business. This forces the company to purchase (outsource) coated liner material and pay a premium price compared to the cost of internally manufacturing. These cost premiums affected margins by approximately $800,000 and $1,050,000, respectively, for the three and six month periods ending June 30, 1996. Brown Bridge is in the process of adding a flexible silicon and adhesive coater which will increase capacity allowing it to satisfy all of its silicon-coated liner requirements. The new coater is expected to become operational in the fourth quarter of 1996, immediately eliminating the outsourcing penalties.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses ("SG&A") increased by $2,995,000 for the three month period ended June 30, 1996, compared to the corresponding 1995 period. An increase of approximately $3,238,000 is attributable to the acquisition of CPC offset by lower expenses at Brown Bridge ($373,000) and slightly higher expenses at Entoleter and Corporate. For the six months ended June 30, 1996, SG&A increased by $6,065,000 versus the comparable 1995 period.

An increase of approximately $6,197,000 is related to the addition of CPC, offset by lower Brown Bridge expenses.

INTEREST EXPENSE

Interest expense for the three and six month periods ended June 30, 1996 increased by $1,687,000 and $3,364,000, respectively, when compared with the corresponding periods for 1995. The increase is attributable to the additional debt incurred in the acquisition of CPC (interest expense related to this debt was $1,746,000 for three months and $3,502,000 for six months ended June 30, 1996.) These increases were partially reduced by lower interest expense at Brown Bridge through the reduction of outstanding principal when compared to 1995.

GUARANTEE FEE

As part of the acquisition of CPC, the Registrant's parent (Lynch Corporation) agreed to guarantee a $25,000,000 note to Alco at a rate of 0.5% of the principal amount per month ($125,000). This guarantee ended on March 31, 1996, upon the completion of the refinancing of the Alco notes.

INCOME TAXES

The 1996 and 1995 income tax provision provides for federal and state income taxes at an effective rate of 41%. The 1995 income tax provision for the three months ended June 30, 1995 was reduced by $279,000 due to the reversal of the Registrant's valuation allowance related to net deferred tax assets.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Registrant generated $446,000 in net cash provided by operating activities for the six months ended June 30, 1996, compared to $578,000 in the corresponding period for 1995. The decrease in cash from operations is primarily attributable to inventory growth, partially financed through increases in accounts payable and accrued liabilities. Net working capital at June 30, 1996 was $1,429,000 versus $7,988,000 at December 31, 1995, a decrease of $6,559,000. This decrease is directly attributable to the current classification of a $7.0 million subordinated note due April 5, 1997. Cash utilized in investing activities were for the capital improvements at Brown Bridge, principally a silicon and adhesive coater, and the acquisition of a warehouse facility in Brighton, Colorado utilized by CPC.

At June 30, 1996, total debt of the Registrant was $100,423,000 versus $102,040,000 at December 31, 1995, a decrease of $1,617,000. The
Registrant's subsidiaries have credit facilities available for future use, including revolving credit agreements with maximum availability of $45,500,000 and current availability of $8,833,000 at June 30, 1996 (See Note 4 to Condensed Consolidated Financial Statements). Borrowings under these credit facilities totaled $29,609,000 at June 30, 1996. Interest on all outstanding borrowings bear interest at variable rates related to the prime interest or the lender's base rate. At June 30, 1996, the interest rates in effect ranged from 7% to 10.75%. Credit availability under the lines of credit are subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base.

In connection with the acquisition of CPC, the Registrant and CPC issued subordinated notes to the seller in the amounts of $25 million and $5 million, respectively. On April 5, 1996, the Registrant refinanced these notes and in connection with this transaction borrowed $8,500,000 from a bank. The outstanding principal of this bank loan bears interest at an adjustable rate (approximately 10.5%) and converts into a five-year term loan if it is not paid in full on the December 1996 due date. Concurrently with the closing of the bridge loan, the Registrant paid Alco $7.50 million, of which $5.5 million was a principal payment on the $25 million subordinated notes, approximately
$1 million related to accrued interest, and $1 million was applied toward the purchase price of a warehouse facility. The unpaid balance of the original
$25 million subordinated notes, together with the balance due on the warehouse facility was restructured into a series of new convertible subordinated notes aggregating $20.25 million ("Convertible Notes"). In May 1996, $6.0 million of the Convertible Notes were converted into common stock of the Registrant at a conversation price of approximately $35 per share.

During 1996, the Registrant intends to pursue actively various alternatives to refinance the indebtedness of the Registrant and its subsidiaries in order to pay off the $8,500,000 loan before it converts into a term loan, to simplify the Registrant's capital structure, to remove restrictions imposed by various lenders and to reduce the administrative burdens resulting from having multiple lenders. Such refinancing could result in a charge to earnings related to the early extinguishment of the existing debt. As of the date of this filing, the Registrant has not entered into any definitive agreements or arrangements regarding the terms of any financing and there can be no assurance that such financing will be available on terms satisfactory to the Registrant.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Registrant was held on June 6, 1996, at which Annual Meeting the shareholders were asked to elect seven directors to serve until the next Annual Meeting of Shareholders.

Set forth below is the (i) list of nominees elected at the Meeting, all of whom were serving as Directors prior to the Meeting, and (ii) the shares vested as indicated for each nominee:

          Name                   For         Abstain
          ----                   ---         -------

     Richard J. Boyle         2,818,547          -
     Philip Wm. Colburn       2,818,097        450
     Robert E. Dolan          2,818,097        450
     Ned N. Fleming, III      2,818,547          -
     Mario J. Gabelli         2,818,097        450
     Joseph P. Rhein          2,818,097        450
     Anthonie C. van Ekris    2,818,097        450

ITEM 5 - OTHER INFORMATION

The Registrant has given notice to terminate its management agreement with Boyle, Fleming, George & Co., on August 31, 1996, with the intent of having Messrs. Boyle and Fleming, Chairman and Chief Executive Officer and President, respectively, enter into employment arrangements with the Registrant. Negotiations between the Registrant and Messrs. Boyle and Fleming are continuing. The Registrant is also negotiating to acquire the approximately 19.9% minority interest in its Brown-Bridge Industries Subsidiary. The terms of any such acquisition, which may involve cash payments, issuance of Registrant stock and/or other arrangements, have not been agreed to and there can be no assurance this transaction will ultimately be consummated.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

11.  Statement of Computation of Per Share Earnings.

(B)  REPORTS ON FORM 8-K

     1. Current Report on Form 8-K/A(6) was filed on April 9, 1996 (amending Current Report on Form 8-K, dated October 18, 1995) and updated Item 5 to reflect the status of the Registrant's financial obligation to Alco Standard Corporation incurred in connection with the acquisition of Central Products Company.

     2. Current Report on Form 8-K/A(7) was filed on June 10, 1996, which amended Item 7 to reflect changes in the following pro forma information related to the acquisition of Central Products Company.

          (a) Pro Forma Combined Condensed Statements of Income for the Nine Months ended September 30, 1995, and the Year Ended December 31, 1994.

          (b) Notes to Pro Forma Condensed Statements of Income - Spinnaker Industries, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPINNAKER INDUSTRIES, INC.
                                              (Registrant)



                                       /s/ James W. Toman
                                       ----------------------------------
                                       James W. Toman, Controller


Date:     August ___, 1996

                                  EXHIBIT INDEX

                                                       Sequential
Exhibit                                                 Page No.
- -------                                                ----------

11.      Statement of Computation of Per Share Earnings     15