Form 10-Q
period 1996-09-30
SPINNAKER INDUSTRIES INC
filed 1996-11-14
CIK 314865

                                       FORM 10Q
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

Commission file number 2-66564
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________to ______________________

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

SPNI       COMMON STOCK, NO PAR VALUE                  3,074,598 SHARES
                      Class                    Outstanding at September 30, 1996

SPNI-A     COMMON STOCK, NO PAR VALUE                  3,074,598 SHARES
                      Class                    Outstanding at September 30, 1996

SPINNAKER INDUSTRIES, INC.

INDEX
-------------------------------------------------------------------------------
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 1996 and December 31, 1995                             3

         Condensed Consolidated Statements of Operations
         for the Three Months and Nine Months Ended
         September 30, 1996 and 1995                                          4

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1996 and 1995                5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    14




-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
                                            September 30,  December 31,
                                                1996           1995
                                            ------------   ------------
                                             (Unaudited)      (Note)
ASSETS
Current assets:
    Cash and cash equivalents               $  3,163,000   $  3,048,000
    Accounts receivable (less allowance       26,471,000     24,789,000
        of $1,138,000 and $1,234,000)
    Inventories (net)                         34,183,000     27,041,000
    Prepaid expenses and other                 2,614,000      2,248,000
    Deferred income taxes                      1,234,000      1,234,000
                                            ------------   ------------
Total current assets                          67,665,000     58,360,000

Property plant and equipment
    Land                                         583,000        583,000
    Buildings and improvements                12,208,000      9,632,000
    Machinery and equipment                   50,803,000     45,372,000
    Accumulated depreciation                  (7,766,000)    (4,639,000)
                                            ------------   ------------
                                              55,828,000     50,948,000

Goodwill                                      25,501,000     25,793,000
Other assets                                   3,507,000      2,483,000
                                            ------------   ------------
TOTAL ASSETS                                $152,501,000   $137,584,000
                                            ------------   ------------
                                            ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                        $ 15,320,000    $12,699,000
    Accrued liabilities                        7,334,000      6,534,000
    Current portion of long term debt         10,559,000      3,666,000
    Working capital revolver                  36,041,000     27,149,000
    Other current liabilities                    536,000        394,000
                                            ------------   ------------
Total current liabilities                     69,790,000     50,442,000

Long term debt, less current portion          57,905,000     69,642,000
Deferred income taxes                          7,164,000      7,164,000
Notes payable to related parties               1,737,000      1,583,000
Minority interest                              1,990,000      1,691,000

Stockholders' equity
    Common stock                               3,124,000      3,124,000
    Additional paid in capital                10,209,000      3,709,000
    Retained earnings                            694,000        341,000
    Less: common stock in treasury              (112,000)      (112,000)
                                            ------------   ------------
Total stockholders' equity                    13,915,000      7,062,000
                                            ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $152,501,000   $137,584,000
                                            ------------   ------------
                                            ------------   ------------

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

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                     (UNAUDITED)                  (UNAUDITED)
                                                 1996          1995            1996          1995
                                             -----------    -----------    ------------   -----------
Net sales                                   $ 62,114,000   $ 25,070,000   $ 184,358,000  $ 77,716,000

Cost of sales                                (54,310,000)   (22,324,000)   (159,163,000)  (67,740,000)
                                            ------------   ------------   -------------  ------------

Gross margin                                   7,804,000      2,746,000      25,195,000     9,976,000

Selling, general and administrative expense   (5,526,000)    (2,467,000)    (16,643,000)   (7,473,000)
                                            ------------   ------------   -------------  ------------

Income from operations                         2,278,000        279,000       8,552,000     2,503,000

Interest expense                              (2,363,000)      (649,000)     (7,020,000)   (1,942,000)

Guarantee fee                                       -              -           (375,000)         -

Other income (expense), net                      (13,000)       (15,000)        (52,000)       13,000
                                            ------------   ------------   -------------  ------------

Income (loss) before income taxes
    and minority interest                        (98,000)      (385,000)      1,105,000       574,000

Income tax provision                              40,000        157,000        (453,000)       43,000

Minority interest                               (109,000)        12,000        (299,000)     (146,000)
                                            ------------   ------------   -------------  ------------

Net (loss) income                           $   (167,000)  $   (216,000)  $     353,000  $    471,000
                                            ------------   ------------   -------------  ------------
                                            ------------   ------------   -------------  ------------

Weighted average shares and
    common stock equivalents outstanding       6,149,000      5,432,000       6,959,000     6,761,000
                                            ------------   ------------   -------------  ------------
                                            ------------   ------------   -------------  ------------

Net income (loss) per share                       $(0.03)        $(0.04)          $0.05         $0.07
                                            ------------   ------------   -------------  ------------
                                            ------------   ------------   -------------  ------------

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -------------------------
                                                           1996          1995
                                                        -----------   -----------
OPERATING ACTIVITES
Net income
Adjustments to reconcile net income                     $   353,000   $   471,000
  to net cash used in operating activities:
    Depreciation                                          3,165,000       715,000
    Amortization of goodwill                                779,000          -
    Amortization of deferred financing costs                287,000        54,000
    Minority interest                                       299,000       146,000
    Sales of short-term investments, net                       -            4,000
    Accrued interest on notes payable to related parties    154,000       187,000
    Changes in operating assets and liabilities
         Accounts receivable                             (1,682,000)   (1,348,000)
         Inventories                                     (7,142,000)   (1,932,000)
         Prepaid expenses and other assets                 (366,000)   (1,087,000)
         Accounts payable and accrued liabilities         3,563,000     3,636,000
                                                        -----------   -----------
Net cash provided by (used in) operating activities       (590,000)      846,000
                                                        -----------   -----------
INVESTING ACTIVITIES
     Purchase of property, plant and equipment           (7,260,000)   (1,038,000)
     Other                                                   56,000    (2,000,000)
                                                        -----------   -----------
Net cash used in investing activities                    (7,204,000)   (3,038,000)
                                                        -----------   -----------
FINANCING ACTIVITIES
     Proceeds from working capital revolvers, net         8,892,000     2,651,000
     Issuance of long term debt                           8,500,000        28,000
     Principal payments on long term debt and leases     (8,252,000)     (898,000)
     Issuance of common stock                               500,000          -
     Deferred financing costs                            (1,731,000)      (17,000)
     Purchase of minority interest                             -          (45,000)
                                                        -----------   -----------
Net cash provided by financing activities                 7,909,000     1,719,000
                                                        -----------   -----------
     Increase (decrease) in cash and cash equivalents       115,000      (473,000)

Cash and cash equivalents at beginning of period          3,048,000       484,000
                                                        -----------   -----------
Cash and cash equivalents at end of period              $ 3,163,000   $    11,000
                                                        -----------   -----------
                                                        -----------   -----------

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated financial statements include Spinnaker Industries, Inc. and its operating subsidiaries, Central Products Company (100% owned), Brown-Bridge Industries, Inc. (80.1% owned) and Entoleter, Inc. (100.0% owned) (collectively the "Registrant"). On October 4, 1995, Central Products Acquisition Corporation acquired from Unisource Worldwide, Inc. and Alco Standard Corporation ("Alco"), which was Unisource's parent, the Central Products Company operating unit ("CPC"). The acquisition of CPC consisted of a purchase of the stock of Central Products Company and of the assets of Unisource related to CPC's business. The purchase price under the agreement was approximately $80 million. Central Products Acquisition Corporation, subsequently renamed Central Products Company, is a wholly-owned subsidiary of Spinnaker Industries, Inc. and was formed to acquire CPC, which manufactures and sells adhesive-backed materials, specifically water-activated and pressure-sensitive carton sealing tapes.

    The acquisition was accounted for as a purchase with the purchase price (subject to adjustment upon finalization of certain acquisition costs) allocated to the assets acquired and the liabilities assumed.

    The operating results of CPC are included in the consolidated statements of operations for the three month and nine month periods ended September 30, 1996, thus comparisons to corresponding 1995 periods are not necessarily indicative of operating trends. The following pro forma information, which is based on information currently available to the Registrant, shows the results of the Registrant's operations presented as though the purchase of CPC had been made at the beginning of 1995.

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                              SEPTEMBER 30, 1995    SEPTEMBER 30, 1995
                              ------------------    ------------------
    Net Sales                     $55,609,000          $168,985,000
    Net Income (loss)             $  (105,000)         $    201,000
    Net Income (loss) Per Share   $     (0.02)         $       0.03

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.


3. Of inventory values at September 30, 1996, and December 31, 1995, approximately 47% and 48%, respectively, are valued using the last in, first out method (LIFO), 49% and 47%, respectively, are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at September 30, 1996, and December 31, 1995:

                                                    1996               1995
                                                    ----               ----
    Finished goods                               $20,597,000        $14,476,000
    Work-in-process                                2,984,000          2,865,000
    Raw materials and supplies                    10,602,000          9,700,000
                                                 -----------        -----------
                         Total                   $34,183,000        $27,041,000
                                                 -----------        -----------
                                                 -----------        -----------

4. The Registrant, as more fully described in Note 5 of the Condensed Consolidated Financial Statements, issued $115 million of 10-3/4 percent senior-secured debt subsequent to September 30, 1996 (see Note 5 of the Notes to Condensed Consolidated Financial Statements). The proceeds from the debt offering were primarily used to extinguish outstanding term and revolver debt obligations described below, and satisfy debt issue costs.

    At September 30, 1996, the Registrant maintained short-term lines of credit with banks for working capital needs at each subsidiary that aggregated $45.5 million. The Registrant had cash advances of approximately $36.0 million outstanding under the lines of credit. Credit availability under these lines of credit at September 30, 1996 was $6.4 million. At September 30, 1996, the interest rates in effect ranged from 9.00% to 10.75%. Credit availability is subject to certain variables, such as the amount of inventory and receivables eligible to be included in a borrowing base.

    Following is a summary of long term debt of Registrant at September 30, 1996, and December 31, 1995:
                                                              1996         1995
                                                              ----         ----
    Spinnaker Bridge Loan - due December 30, 1996, if      $8,500,000     $   -
    not paid, will convert to a five-year term loan.
    Bears interest at the greater of LIBOR plus 5% or treasury plus 5% for 90 days, incrementally increasing 0.25% for each 90-day period thereafter.
    Interest is payable in arrears October 15, 1996 and January 15, 1997.

                                                        1996               1995
                                                        ----               ----

    Spinnaker convertible subordinated 7% note        7,000,000               -
    due the earlier of April 5, 1997, or, if the bridge loan is converted, six months after the maturity of the converted bridge loan. Interest is payable in arrears each September 30 and March 31 during the term of the note.

    Spinnaker convertible subordinated 7% note        7,250,000               -
    due the earlier of April 5, 1998, or
    the first anniversary after the payment of the $7.0 million subordinated note.
    Interest is payable in arrears each
    September 30 and March 31 during the term of the note.

    Spinnaker promissory note, interest free to       5,000,000               -
    September 1996, and at an interest rate of 8% thereafter, principal payments of
    $1,000,000 due December 1998 and $4,000,000
    due December 1999 (unless senior debt still outstanding, then $4,000,000 due December
    2000).

    Brown-Bridge Term Loan - secured by the           5,121,000       6,691,000
    assets of Brown-Bridge at an interest rate of prime plus 1.25%, payable over five years maturing in 1999.

    Entoleter Mortgage Note - payable on demand         974,000         992,000
    in 1997 and secured by certain real
    property of Entoleter.

    Central Products Term Loan A - interest          18,500,000      19,625,000
    rate is 9%, principal payments due
    quarterly ranging from $375,000 to
    $1,500,000 maturity in September 2000.

    Central Products Term Loan B - interest          16,000,000      16,000,000
    rate is 10%, $2,000,000 principal payments due quarterly beginning December 2000.

    Spinnaker subordinated note comprised of a                -      25,000,000
    $15 million subordinated convertible note and a $10 million subordinated convertible note, both due to Alco. ($15 million note is carried at an 8% interest rate, $10 million note carried at an 11% interest rate)

                                                        1996               1995
                                                        ----               ----

    Central Products subordinated promissory                  -       5,000,000
    note due to Alco, interest free to
    September 1996, and at an interest rate of
    8% thereafter.
                                                    -----------     -----------
    Sub-Total                                        68,345,000      73,308,000
    Less: Current Maturities                         10,559,000       3,666,000
                                                    -----------     -----------
    Total Long Term Debt                             57,786,000      69,642,000
    Long Term Capital Lease relating
        to Brown Bridge Industries                      119,000               -
                                                    -----------     -----------
    Total Long Term Debt and Capital Leases         $57,905,000     $69,642,000
                                                    -----------     -----------
                                                    -----------     -----------

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

5. On October 23, 1996, the Registrant completed the issuance of $115,000,000 of 10-3/4 percent senior-secured debt due 2006. The notes were issued in a private placement under Rule 144A and have not been registered under the Securities Act of 1933. The debt proceeds were primarily used to recapitalize the Registrant and extinguish previously existing credit facilities. In addition, the Registrant established a $40 million asset-backed senior-secured revolving credit facility. As of November 14, 1996, there is approximately $250,000 outstanding against the new revolver facility.

    The extinguishment of debt will result in an extraordinary charge to fourth quarter earnings of approximately $1.6 million, on an after tax basis.

6. The Directors of the Registrant declared a 3-for-2 split of the Registrant's common shares, effective as of December 29, 1995, and a stock dividend, an effective 2-for-1 stock split on August 16, 1996. All presentations of shares outstanding and amounts per share have been restated to reflect the stock splits.

    The August 16, 1996 stock dividend was paid through the issuance of one share of common stock no par value (now referred to as "Common Stock") for each outstanding share of its existing common stock (now referred to as "Class A Common Stock" - NASDQ Small Cap.: SPNIA). The newly issued Common Stock has a 1/10th vote per share, compared to one vote per share for Class A Common Stock.

    Approximately 3,075,000 shares of each class of stock was outstanding after the split, for a total of approximately 6,150,000 shares.

    During the nine month period ended September 30, 1996, the Registrant has incurred approximately $200,000 of incremental stockholders expenses compared to the corresponding period in 1995. The increased expenses are primarily related to filing fees with the above described stock splits and professional fees associated with additional Securities and Exchange Commission filings.

7. In April 1996, Boyle, Fleming & Co., Inc. ("BF"), exercised Class A Warrants, pursuant to which the Registrant has issued to BF 187,000 shares of Common Stock and 187,000 shares of Class A Common Stock. Richard J. Boyle and Ned N. Fleming, III, the Registrant's Chairman and Chief Executive Officer, and President, respectively, are shareholders, directors and officers of BF.

8. On October 23, 1996, concurrent with the issuance of the $115 million notes, the Registrant acquired the approximately 19.9% minority interest in its Brown-Bridge Industries subsidiary. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of approximately 9,606 shares of the Registrant's Common Stock. In addition, as part of the consideration for the shares of capital stock of Brown-Bridge, the minority shareholders received the right to a contingent payment, which is exercisable at any time during the period beginning October 1, 1998 and ending September 30, 2000. The value of the contingent payment is equal to the percentage of the capital stock of the former Brown-Bridge entity owned by such stockholder at the time of merger multiplied by 75% of the fair value of the capital stock of Brown-Bridge, as determined in accordance with certain economic assumptions, as of the date such right is exercised, less the consideration received at closing.

    Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each period, after giving effect to the 3-for-2 and 2-for-1 stock splits. Fully diluted earnings per share did not differ significantly from primary earnings per share in any period presented.

9. The Registrant has identified possible environmental issues related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

10. Certain reclassifications have been made to conform prior period data to the current year's presentation.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

ACQUISITIONS

On October 4, 1995 Central Products Acquisition Corporation, a wholly-owned subsidiary of the Registrant, acquired CPC from Alco Standard Corporation, which manufactures and sells adhesive-backed materials, specifically water-activated and pressure sensitive carton sealing tapes. (See Note 1 to Notes to Condensed Consolidated Financial Statements).

SALES

Net sales were $62,114,000 for the three-month period ended September 30, 1996, versus $25,070,000 for the comparable 1995 period, an increase of $37,044,000. The acquisition of CPC accounted for $31,702,000 of the increase with the balance attributable to Brown-Bridge. For the first nine months of 1996 net sales increased $106,642,000. Of the increase, $95,074,000 relates to the acquisition of CPC and its improved marketing efforts as evidenced by a 9 percent increase in net sales on a pro forma basis. The remainder of the increase is attributable to new business activity at Brown-Bridge, including the previously announced postage stamp stock contracts for the U.S. Postal Service's pressure-sensitive stamps.

COST OF SALES

Cost of sales for the three month period ended September 30, 1996, increased by $31,986,000 compared with the corresponding period in 1995. The addition of CPC accounted for approximately $26,882,000 of the net increase. The remainder of the increase is directly attributable to the growth in sales volume at Brown-Bridge.

Gross margins for the three month and nine month periods ended September 30, 1996, improved from comparable 1995 periods. This growth in margins was driven by improved manufacturing efficiencies and product mix. However, these improvements were partially offset by unfavorable material cost variances at CPC and Brown-Bridge resulting from capacity constraints and new business activity. At Brown-Bridge in particular, demand for pressure-sensitive products required the company to purchase certain coated materials from suppliers at a premium over the cost of internally manufacturing. These cost premiums affected margins by approximately $650,000 and $1,700,000, respectively, for the three and nine month periods ended September 30, 1996. Brown-Bridge anticipates completing the construction and implementation of a new flexible silicon and adhesive coater in the fourth quarter which will increase capacity allowing it to internally satisfy all of its coating requirements. The new coater is expected to become operational in the fourth quarter of 1996.

The material variances at CPC, like Brown-Bridge, are a result of outsourcing premiums at times when internal capacity for certain product has reached its limit. The timing of acrylic orders forced CPC to fulfill the orders with alternative outsourced product.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses ("SG&A") as a percentage of net sales for the three month period decreased to 8.9 percent at September 30, 1996, from 9.8 percent at September 30, 1995. However, in relative dollars, the acquisition of CPC increased SG&A $2,549,000 offset by lower expenses at Brown-Bridge ($226,000) and slightly higher expenses at Entoleter and Corporate.

For the nine months ended September 30, 1996, SG&A as a percentage of net sales decreased to 9.0 percent from 9.6 percent in the comparable 1995 period. In relative dollars, like the three-month results, the acquisition of CPC increased SG&A $8,003,000 offset by lower expenses at Brown-Bridge ($750,000) and slightly higher expenses at Entoleter and Corporate.

INTEREST EXPENSE

Interest expense for the three and nine month periods ended September 30, 1996 increased by $1,714,000 and $5,078,000, respectively, when compared with the corresponding periods for 1995. The increase is primarily attributable to the additional debt incurred in the acquisition of CPC. These increases were partially reduced by lower interest expense at Brown-Bridge through the reduction of outstanding principal when compared to 1995.

GUARANTEE FEE

As part of the acquisition of CPC, the Registrant's parent (Lynch
Corporation) agreed to guarantee a $25,000,000 note to Alco at a rate of 0.5% of the principal amount per month ($125,000). This guarantee ended on March 31, 1996, upon the completion of the refinancing of the Alco notes.

INCOME TAXES

The 1996 and 1995 income tax provision provides for federal and state income taxes at an effective rate of 41%. However, the 1995 income tax provision for the nine months ended September 30, 1995 was 7.5% because of a one-time reduction of $279,000 due to the reversal of the Registrant's valuation allowance related to net deferred tax assets.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Registrant used $590,000 in net cash for operating activities during the nine months ended September 30, 1996, compared to $846,000 in net cash generation in the corresponding period in 1995. The change in cash from operations is attributable to increased working capital demands, primarily in inventories, due to a growing revenue base. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the nine months ended September 30, 1996 was $12,919,000 compared to $3,272,000 in the comparable 1995 period. Net working capital at September 30, 1996 was negative $2,125,000 versus $7,918,000 at December 31, 1995, a decrease of $10,043,000. This decrease is directly attributable to the current classification of $7.0 million subordinated note due April 5, 1997 and borrowings against the Registrant's working capital revolver. Cash utilized in investing activities were for capital improvements at Brown-Bridge, principally a silicon and adhesive coater, and the acquisition of a warehouse facility in Brighton, Colorado utilized by CPC. In addition to investing in capacity increases, the cash generated through debt and working capital revolver borrowings were partially utilized to fund financing costs associated with the Registrant's October 23, 1996 issuance of $115 million of 10-3/4 percent senior-secured debt (See Note 5 to Condensed Consolidated Financial Statements).

In connection with the acquisition of CPC, the Registrant and CPC issued subordinated notes to Alco in the amounts of $25 million and $5 million, respectively. On April 5, 1996, the Registrant refinanced these notes and in connection with this transaction borrowed $8,500,000 from a bank. The outstanding principal of this bank loan bears interest at an adjustable rate (approximately 10.5% at September 30, 1996) and converts into a five-year term loan if it is not paid in full on the December 1996 due date. Concurrently with the closing of the bridge loan, the Registrant paid Alco $7.50 million, of which $5.5 million was a principal payment on the $25 million subordinated notes, approximately $1 million related to accrued interest, and $1 million was applied toward the purchase price of a warehouse facility. The unpaid balance of the original $25 million subordinated notes, together with the balance due on the warehouse facility was restructured into a series of new convertible subordinated notes aggregating $20.25 million ("Convertible Notes"). In May 1996, $6.0 million of the Convertible Notes were converted into common stock of the Registrant at a conversion price of approximately $35 per share.

The Registrant's subsidiaries have credit facilities available for future use, including revolving credit agreements with maximum availability of $45,500,000 and outstanding borrowings of $36,041,000 at September 30, 1996. In connection with the Registrant's $115 million debt issuance, the outstanding balances on the then outstanding revolver borrowings were extinguished. The Registrant established a new asset-backed senior-secured revolving credit facility simultaneous with the private debt placement. As of November 14, 1996, there is approximately $250,000 outstanding against the new resolver facility. The interest rate in effect under the new revolver facility is 10%. Credit availability under the lines of credit are subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base.

OTHER

The extinguishment of the previously outstanding debt obligations of the Registrant will result in an extraordinary charge, net of federal income taxes, to fourth quarter earnings of approximately $1.6 million.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

11. Statement of Computation of Per Share Earnings.

(B) REPORTS ON FORM 8-K

    1. On November 7, 1996, the Registrant filed a Current Report on Form 8-K, which in accordance with "Item 5. Other Events" reported the Registrant's placement of $115 million of its 10 3/4% Senior Secured Notes due 2006 and the establishment of a revolving credit facility for the Registrant's wholly owned subsidiaries in the aggregate amount of up to $40 million.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPINNAKER INDUSTRIES, INC.
                                              (Registrant)




                                       /s/ NED N. FLEMING, III
                                       -------------------------------
                                       Ned N. Fleming, III, President


Date: November 14, 1996

                                 EXHIBIT INDEX

                                                                     Sequential
EXHIBIT                                                               PAGE NO.
-------                                                              ----------

11.      Statement of Computation of Per Share Earnings                     16
                                                                          -----