Form 10-K
period 1996-12-31
SPINNAKER INDUSTRIES INC
filed 1997-03-31
CIK 314865

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                   to

                          Commission file number 2-66564

                             SPINNAKER INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                       06-0544125
-------------------------------                      ------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

600 N. PEARL ST.  SUITE 2160, DALLAS, TX                   75201
----------------------------------------                   -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       214-855-0322
                                                         ------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

        Common Stock................................ no par value
                              Title of Class
        Class A Common Stock........................ no par value
                              Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained to, the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The total aggregate market value of the 1,256,118 shares of voting stock held by non-affiliates of the Registrant (628,059 shares of Common Stock and 628,059 shares of Class A Common Stock ) was $66,260,225 (based upon the closing bid of the Registrant's Common Stock and Class A Common Stock in the NASDAQ on March 12, 1997 of $42.50 per share of Common Stock and $63 per share of Class A Common Stock). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's Common Stock and Class A Common Stock was 3,084,211 and 3,074,598, respectively, as of March 12, 1997, for a total of 6,158,809.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

Parts III: Proxy Statement for the 1997 Annual Meeting of Stockholders to be held May 29, 1997.

                                        PART I

ITEM 1.  BUSINESS

    Spinnaker Industries, Inc. (the "Registrant" or the "Company") owns 100% of the outstanding capital stock of Central Products Company, a Delaware corporation ("Central Products"), Brown-Bridge Industries, Inc., a Delaware corporation ("Brown-Bridge") and Entoleter, Inc., a Delaware corporation ("Entoleter"). The Registrant competes in the adhesive-backed materials industry, which consists of sealing tape and adhesive-backed label stock. The Registrant is a leading manufacturer and marketer of adhesive carton sealing tape and adhesive-backed label stock, primarily for the carton sealing tape and pressure sensitive label stock markets. The Registrant's strategy is to focus on the growing pressure sensitive markets for carton sealing tape and label stock applications, while pursuing acquisitions within the adhesive-backed materials industry that complement its existing businesses. The Registrant's 1996 net sales are generally divided equally between carton sealing tape and pressure sensitive label stock.

    In 1987, Lynch Corporation, an Indiana corporation listed on the American Stock Exchange, purchased from a group of investors approximately 82% of the Common Stock of the Registrant. As of December 31, 1996, Lynch Manufacturing Corporation, a wholly-owned subsidiary of Lynch Corporation, owned 2,237,203 and 2,239,063 shares, or 72.6% and 73.5%, respectively, of the Common Stock and Class A Common Stock of the Registrant. Prior to June 1994, the Company's principal business activity consisted of the operations of Entoleter. In June 1994, the Company entered into a management agreement with Boyle, Fleming & Co., Inc. ("BF"), pursuant to which BF would provide operations management, strategic planning, acquisition analysis and implementation, investment banking and financial advisory services and the supervision of the Company's financial reporting and regulatory obligations. Subsequent to the creation of its management relationship with BF, the Company redirected its strategic plan and consummated the acquisitions of Brown-Bridge Industries, Inc. and Central Products Company, as described below. Although the management agreement between BF and the Company was terminated in August 1996, the principals of BF have been employed as Chairman of the Board and Chief Executive Officer, and President of the Company.

    Central Products, founded in 1917, was acquired from Alco Standard Corporation ("Alco") in October 1995 (the "Central Products Acquisition") and is a leading manufacturer of carton sealing tape and offers the broadest line of such products in the United States. According to Company estimates, Central Products' share of the water sensitive carton sealing tape market is approximately 50%, and its revenues are significantly greater than its next largest competitor. In the pressure sensitive carton sealing tape market, Central Products is one of the three largest manufacturers for carton sealing tape applications, and the Company believes that Central Products is the only manufacturer of all pressure sensitive technologies (acrylic, hot melt and natural rubber), which provides the Company with a competitive advantage by allowing it to meet the broadest range of application requirements of its customers. Its branded and private label products are used primarily for commercial packaging applications and are sold through its national sales force to over 1,500 paper and office products distributors nationwide, including the largest national distributors of paper products, for resale to over 20,000 end users.
In 1995, Central Products entered into a private label supply agreement with Unisource Worldwide, Inc. ("Unisource"), the largest United States distributor of office paper products, to supply a complete line of private label carton sealing tape products, and also became a major vendor to ResourceNet International ("ResourceNet"), the second largest distributor of paper products in the United States, to supply a full line of private label water sensitive and pressure sensitive carton sealing tape products.
Unisource is a subsidiary of Alco, the former owner of the Central Products Operations prior to the Central Products Acquisition. Central Products also became a major vendor to ResourceNet, the second largest distributor of paper products in the United States, to supply a full line of private label water sensitive and pressure sensitive carton sealing tape products.

    Brown-Bridge was founded in 1928 and was acquired from Kimberly Clark Corporation in September 1994 (the "Brown-Bridge Acquisition"). The Registrant estimates that Brown-Bridge is the fifth largest manufacturer of adhesive-backed label stock and is the only manufacturer of all adhesive-backed paper technologies (pressure, water and heat sensitive), which enables the Company to provide a broad range of standard and custom adhesive-backed label stock products that meet the design specifications of its customers. Brown-Bridge offers a full line of more than 1,500 variations of adhesive-backed label stock and sells its products in roll and sheet form to over 1,000 printers, paper merchants and industrial users. Customers convert its label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamp stock, decorative labels and other specialty industrial uses. Brown-Bridge is the largest supplier of pressure sensitive postage stamp stock for use by the Postal Service.

CENTRAL PRODUCTS

    Central Products' carton sealing tape is used for the packaging of goods for shipment by manufacturing, retail or distribution companies. Central Products manufactures pressure sensitive tape with all three primary adhesive technologies: acrylic, hot melt and natural rubber. It also offers three types of water sensitive tape: paper tape, fiberglass reinforced tape and box tape. Central Products believes it is the only United States supplier to manufacture both pressure sensitive tape and water sensitive tape, and is the only company to produce pressure sensitive tape utilizing all three pressure sensitive adhesive technologies.

    PRESSURE SENSITIVE TAPE. Pressure sensitive tape is manufactured primarily through the coating of plastic film with a thin layer of acrylic, hot melt or natural rubber adhesive. The adhesive is applied to various grades of high-quality, low-stretch polypropylene film for use in most applications as well as PVC and polyester films which are used for certain specialized applications. Acrylic adhesives, which are noted for their clarity, non-yellowing properties, good temperature resistance and low application cost, are best suited for manual applications on light and medium carton sealing situations. Hot melt adhesives, noted for their quiet release and easy unwind during application, are the most widely used pressure sensitive adhesives because they satisfy 90% of all carton sealing requirements. Natural rubber adhesives are unique because of their aggressive adhesion properties and, although they are ideal for recycled content cartons and cartons requiring hot, humid or cold packing, transportation and storage, they can be used for a wide variety of surface conditions and extreme temperature tolerances. Central Products' pressure sensitive tapes are sold under the trade names Alltac-Registered Trademark- and Central-Registered Trademark-.

    WATER SENSITIVE TAPE. Water sensitive tape is generally manufactured through the application of a thin layer of water sensitive adhesive to gumming kraft paper. It is offered as either non-reinforced (paper) tape or fiberglass reinforced tape. Non-reinforced tape is made by applying an adhesive to a single layer of high tensile strength kraft paper coated with Central Products' patented starch-based adhesive. Non-reinforced tapes are totally biodegradable and are used in light to medium carton sealing applications. Fiberglass reinforced tape contains a layer of fiberglass yarn placed between two layers of kraft paper, and is typically used to seal heavy packages or on cartons that will be subject to a high level of abuse during shipping and is also favored in shipping high value goods due to its strong sealing qualities. Both non-reinforced tape and fiberglass reinforced tape are available in light, medium and heavy grades. Central Products' water sensitive carton sealing tapes are sold under the trade names Glasseal-Registered Trademark-, Central-Registered Trademark-, Green Core-TM- and Tru-Seal-TM-.

    TAPE DISPENSING MACHINES. Tape dispensing machines are provided through Central Products to more fully service and satisfy the customer's needs.
Central Products currently offers a broad line of carton sealing equipment, manufactured by third parties, for pressure sensitive tape, which ranges from hand held dispensers to automatic random sizing equipment. Central Products also offers two types of table top dispensers for water sensitive tape -- a manual dispenser and an automated (electric) dispenser.

BROWN-BRIDGE

    Brown-Bridge develops, manufactures and markets adhesive-backed label stock that is converted by printers and industrial users into products that are utilized for marking, identifying, labeling and decorating applications and products. Brown-Bridge's products are offered in three primary adhesive categories: pressure sensitive, water sensitive and heat sensitive.

    PRESSURE SENSITIVE. Pressure sensitive products, which are activated by the application of pressure, are manufactured with a three element construction consisting of face stock, adhesive coating and silicone coated release liner. The adhesive product is sold in roll or sheet form for further conversion into products used primarily for marking, identification and promotional labeling. Brown-Bridge's pressure sensitive products are sold under the trade names Strip Tac-Registered Trademark- and Strip Tac Plus-Registered Trademark-. Roll pressure sensitive products are generally sold to label printers that produce products used primarily for informational labels (shipping labels, price labels, warning labels, etc.), product identification and postage stamps. Sheet pressure sensitive products are sold to commercial sheet printers, who provide information labels and other products (such as laser printer stock). During fiscal 1996, pressure sensitive products constituted approximately 87% of Brown-Bridge's net sales.

    WATER SENSITIVE. Water sensitive products, which are activated by the application of water, include a broad range of paper and cloth materials, coated with a variety of adhesives. The adhesive coated products are sold in roll or sheet form for further conversion to postage and promotional stamps, container labels, inventory control labels, shipping labels and splicing, binding and stripping tapes. The water sensitive line is sold under the trade name
Pancake-Registered Trademark- and consists of three product groups: dry process, conventional gummed and industrial. Dry process is sold primarily for label and business form uses. Conventional gum products serve many of the same end uses for hand applied labels as dry process stock. A major portion of these products is sold for government postage and promotional stamp uses. Industrial products are sold in several niche markets, such as electrical and other specialty markets.

    HEAT SENSITIVE. Heat sensitive products, which are activated by the application of heat, are manufactured by coating a face stock with either a hot melt coating or an emulsion process adhesive. The heat sensitive product line is sold primarily for labeling end uses, such as pharmaceutical bottles, meat and cheese packages, supermarket scales, cassettes and bakery packages. The adhesive coated product is sold in roll or sheet form for further conversion. Brown-Bridge's heat sensitive products are sold under the trade name Heat Seal.

MARKETING AND CUSTOMERS

    The Company's marketing strategy focuses not only on products, but also customer service. The Company's primary subsidiaries have conducted business with its top ten customers for over ten years on the average. The Company's relationships with customers focus on customer service and its ability to research and develop custom solutions for unique end user applications. The Company's marketing and customer service provides the Company with new growth opportunities to increase market share. The Company believes that the breadth of its product line, commitment to product quality and reputation for innovation will enable it to increase its market share through introduction of new products. The Company markets its broad range of products to a variety of customers. During 1996, no single customer accounted for more than 10% of the Company's net sales.

    Central Products' marketing emphasizes supplying a full line of both water sensitive and pressure sensitive tape products to the carton sealing tape industry. Central Products sells its products directly to over 1,500 paper distributors (customers), who in turn resell these tape products to the end user markets. In addition, Central Products sells private-brand carton closure tapes direct to large customers who in turn distribute the products under their name to end users. Central Products provides its distributor customers with a high level of product education to enable them to better sell the Company's products. Central Products maintains a training center at its Menasha facility, where it conducts a "Tape School" five times yearly for educating customers about its products. Central Products also provides on-site training and gives its distributors in-depth product literature and technical materials.

    Brown-Bridge markets its products through its own sales representatives to regional and national printers, converters and merchants. The majority of sales represent product sold and shipped from Brown-Bridge's facilities in Troy, Ohio. However, to broaden its market penetration, Brown-Bridge also contracts with seven regional processors throughout the United States, with whom Brown-Bridge stores product until sold. Generally, these processors perform both slitting and distribution services for Brown-Bridge.

MANUFACTURING AND RAW MATERIALS

    The Company produces all adhesive technologies for carton sealing tape and adhesive-backed label stock. The Company's operations utilize advanced manufacturing methods and sophisticated equipment to produce carton sealing tapes and label stock for a variety of standard and custom applications requiring water, pressure and heat sensitive technologies. The Company believes its strong manufacturing capabilities enable it to maintain high product quality and low operating costs and respond to customers' needs quickly and efficiently.

    The Company is continually investing in cost reduction programs or capital projects to improve productivity and operating efficiencies. One such project is the new silicone coating capacity expansion at Brown-Bridge, which is expected to reduce costs connected with outsourcing silicone coated liner approximately $2.3 million on an annual basis.

    Raw materials are the most significant cost component in the Company's production process. The material component accounts for approximately 65% of the total cost of its products, with the most important raw materials being paper (gumming kraft and face stock), adhesive materials, fiberglass, and polypropylene resin. These materials are currently readily available and are procured from numerous suppliers.

    Among the Company's manufacturing strengths at its Central Products water sensitive tape operation are fully integrated, computerized coating and laminating machines, fully automated slitting, rewinding and packaging machines and a state of the art print shop. At its pressure sensitive tape operation, they include an in-house film line for production of polypropylene film and an advanced computerized coating machine for each of the three adhesive technologies.

COMPETITION

    The adhesive-backed materials industry is highly competitive, and the Company competes with both national and regional suppliers. As a result of the competitive environment in the markets in which the Company operates, the Company faces (and will continue to face) pressure on sales prices of its products. For this reason, the Company continues to invest resources to improve operating efficiencies and reduce operating costs. However, as a result of such pricing pressures, the Company may in the future experience reductions in the profit margins on its sales, or may be unable to pass future raw material price increases to its customers (which would also reduce profit margins). The Company operates in markets characterized by a few large diversified companies selling products under recognized trade names and a number of smaller public and privately-held companies selling to the market. In addition to branded products, some companies in the industry produce private-label products to enhance supply relationships with large buyers.

    The Company competes with other manufacturers of carton sealing tape products as well as manufacturers of alternative carton closure products. Competition in the carton sealing market is based primarily on quality, delivery and price, although other factors may enhance a company's competitive position, including product performance characteristics, technical support, product literature and customer support. There are a wide range of participants in the carton sealing industry, including large diversified corporations (principally in pressure sensitive) and small private companies (principally in water sensitive tape). Central Products is one of the leading manufactures of water sensitive tape. 3M Corporation is the largest manufacturer of pressure sensitive tape in the carton sealing market in the United States.

    The adhesive-backed label stock market is fragmented. The Company competes with several national manufacturers, including Avery-Dennison, Bemis, 3M Corporation and a number of smaller regional manufacturers. The Company believes that Avery-Dennison, Bemis and 3M Corporation are the only competitors with national production facilities and Avery-Dennison and 3M Corporation are the only competitors with nationally recognized brand names.

ENVIRONMENTAL REGULATIONS

    The Company is subject to environmental laws and regulations governing emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters. Environmental laws and regulations are constantly evolving and it is impossible to predict the effect that these laws and regulations will have on the Company in the future. The Company periodically conducts evaluations of its environmental compliance and while the Company believes it is currently in substantial compliance with all such environmental laws and regulations, there can be no assurance that it will at all times be in complete compliance with all such requirements. In addition, although the Company believes that any noncompliance is unlikely to have a material adverse effect on the Company, it is possible that such noncompliance could have a material adverse effect on the Company. The Company has made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable and the amount of such liability could be material.

PATENTS AND TRADEMARKS

    Patents are held by the Company with respect to the manufacture of certain of its products, but management does not consider such patents to be important to the Company's operations. The patents expire over various lengths of time with the last patent expiring in about 10 years. The Company has registered several of its trade names and trademarks for adhesive-backed materials.

INTERNATIONAL SALES

    The Company's foreign sales were $11.5 million, $10.4 million and $3.9 million in 1996, 1995 and 1994, respectively. Of the $11.5 million in 1996 foreign sales, approximately 85% were represented by exports of Brown-Bridge and Central Products adhesive-backed materials. The substantial majority of these sales were to Canadian customers and, consequently, the Company believes that the risks commonly associated with doing business in foreign countries are minimal.

The profitability of foreign sales is substantially equivalent to that of domestic sales. Because foreign sales are transacted in United States dollars, payments in many cases are secured by irrevocable letters of credit, and sales are spread over a number of customers in several countries, the Company believes that the risks commonly associated with doing business in foreign countries are minimized.

LITIGATION

    The Company from time to time is involved in various legal proceedings arising in the ordinary course of business operations, such as employment matters, contractual disputes and personal injury claims. There are no proceedings currently pending for which the Company's potential liability would be material to its financial condition or results of operations.

BACKLOG

    Backlog is a function of firm orders and future shipping dates, and has fluctuated on a month-to-month basis. The Company's backlog believed to be firm was $9.2 million at December 31, 1996, as compared to $10.7 million at December 31, 1995. Of the $9.2 million backlog of firm orders at such date, approximately $3.1 million was represented by Brown-Bridge's customers, and approximately $4.5 million was represented by Central Products' customers with the remainder related to Entoleter. The Company believes that all such orders will be shipped in 1997.

INDUSTRIAL PROCESS EQUIPMENT BUSINESS

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

EMPLOYEES

    As of December 31, 1996, the Company employed approximately 1,000 persons, of which 380 were Brown-Bridge employees, 570 were Central Products employees and 40 were Entoleter employees. All employees other than management are paid on an hourly basis. A majority of its hourly employees are not represented by unions. Central Products has a labor agreement expiring in 1998 with the United Paperworkers International Union AFL-CIO covering approximately 200 hourly employees at the Menasha, Wisconsin plant. Entoleter's approximately 20 hourly-paid production employees are members of the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires on April 30, 1999. The Company believes that its relations with its employees are good; however, there can be no assurance that the Company will not experience work stoppages or slowdowns in the future.

FORWARD LOOKING INFORMATION

    This Form 10-K contains certain forward looking information, including without limitation, "Management's Discussion and Analysis of Financial
Condition and Results of Operation" (Item 7 below) and Notes to Financial Statements (Item 14(a) below). It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy as it impacts Registrant's businesses. As a result, such information is subject to uncertainties and risks.

ITEM 2.  PROPERTIES

    The Company's principal executive offices are located in Dallas, Texas, where it shares office space with an affiliate of its principal executive officers. The following table sets forth certain information with respect to the principal operating and administrative facilities used by the Company:


                                     APPROXIMATE  OWNED OR   EXPIRATION
 LOCATION                            SQUARE FEET   LEASED     OF LEASE
 --------                            -----------  --------   ----------

 CENTRAL PRODUCTS
    Menasha, Wisconsin.............     160,000    Owned     N/A
    Menasha, Wisconsin.............      20,000    Owned     N/A
    Neenah, Wisconsin..............      90,000    Leased    April 25, 1998
    Brighton, Colorado.............     211,000    Leased    2014
    Denver, Colorado...............     100,000    Owned     N/A
 BROWN-BRIDGE
    Troy, Ohio (Plant One).........     200,000    Owned     N/A
    Troy, Ohio (Plant Two) (1).....      98,000    Owned     N/A
    Waco, Ohio.....................      20,600    Leased    Month-to-Month
 ENTOLETER
    Hamden, Connecticut............      72,000    Owned     N/A

 (1) Brown-Bridge also owns a five-acre tract adjacent to this tract that is available for expansion.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

    The Registrant's Common Stock and Class A Common Stock trade on the NASDAQ Small-Cap Market under the symbols "SPNI" and "SPNIA", respectively, and are quoted in the National Association of Securities Dealers Automated Quotations System (NASDAQ). The following table shows the 1996 and 1995 range of high and low bid prices of the Registrant's stock reported through NASDAQ, adjusted to give retroactive effect to a stock dividend, an effective 2-for-1 stock split, on August 16, 1996. Pursuant to such dividend, holders of Common Stock received, in respect of each share of Common Stock, one share of newly created class of Common Stock. In connection with such dividend, the existing class of Common Stock was renamed Class A Common Stock. The newly issued Common Stock has a 1/10th vote per share, compared to one vote per share for Class A Common Stock. These quotations represent prices between dealers and without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                    1996 QUARTERS
                        -------------------------------------
                          1ST        2ND      3RD       4TH
                        -------    -------   ------    ------
Class A Common Stock
   High                 $25-1/2    $58-1/2     $53     $59
   Low                   14         22          37      39-3/4

Common Stock
   High                   N/A        N/A       $42     $38
   Low                    N/A        N/A        23      24

                                    1995 QUARTERS
                        -------------------------------------
                          1ST        2ND      3RD       4TH
                        -------    -------   ------    ------
Class A Common Stock
   High                  $6-1/2    $15-1/3   $21-2/3   $26-1/3
   Low                    2-1/2      6        16-1/2    15-4/5

    At March 7, 1997, there were approximately 460 shareholders of record of the Registrant's Common Stock and Class A Common Stock and the closing bid price was $41.50 and $58, respectively.

    The Registrant did not declare a dividend in 1996 or 1995. The Registrant presently intends to retain any earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Agreements with its lenders impose restrictions on the ability of Brown-Bridge, Central Products and Entoleter to pay dividends to the Registrant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA


                                     (dollars in thousands, except per share amounts)
                                   ---------------------------------------------------
                                     1996        1995(1)    1994(2)     1993      1992
                                     ----        -------    ------      ----      ----
Net sales                          $246,536     $135,289    $33,632    $6,371    $4,533

Operating profit (loss)(3)           10,222        5,789        722        56       (99)

Income (loss) before income
  taxes, minority interest and
  extraordinary charge, net of tax     (363)         953         78       119         3

Income (loss) before
  extraordinary charge                 (625)         561       (90)       119         3

Extraordinary charge net of tax      (1,843)           -          -         -         -

Net income (loss)                    (2,468)         561        (90)      119         3

Income (loss) per share
  before extraordinary charge         (0.11)        0.08       (.02)      .02         -

Net income (loss) per share (4)       (0.42)        0.08       (.02)      .02         -

Dividends per share                       -            -          -         -         -

Total assets                        157,176      137,584     41,329     8,209     8,150

Long-term obligations including
  related party notes               115,113       71,225      9,149     1,015     1,033

Shareholders' equity                 11,236        7,062      6,501     6,591     6,472

Weighted average common and
  common equivalent shares
  outstanding(4)                      5,931        6,702      5,626     5,432     5,432

See Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information concerning the Registrant's financial performance.

--------------------

     (1)  Includes the October 4, 1995 acquisition of Central Products Company
- See Note 2 - Notes to Consolidated Financial Statements.

     (2) Includes the September 19, 1994 acquisition of Brown-Bridge Industries, Inc. - see Note 2 - Notes to Consolidated Financial Statements.

     (3) Operating profit (loss) is net sales less operating expenses which exclude other income-net (investment income and interest expense) and income taxes and includes restructuring and litigation expense in 1994.

     (4) Adjusted to reflect a stock dividend, an effective 2-for-1 stock split, effective August 16, 1996 and 3-for-2 stock splits effective December 29, 1995 and December 30, 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

DOLLARS IN THOUSANDS (000'S), EXCEPT PER SHARE AMOUNTS

GENERAL

    The Company considers the adhesive-backed materials industry to be over $5.0 billion, consisting of the $3.3 billion total tape market and the $2.0 billion adhesive-backed label stock market. The Company is one of the leading manufacturers and marketers of carton sealing tape and adhesive-backed label stock products in the United States. Central Products' branded and private label carton sealing tape products are used primarily for commercial packaging applications, including the packaging of goods for shipment by manufacturing, retail and distribution companies, and are sold through its national sales force to over 1,500 paper and office products distributors nationwide. Brown-Bridge offers a full line of more than 1,500 variations of label stock and sells its products in roll or sheet form to over 1,000 printers, paper merchants and industrial users, who convert the label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamp stock, decorative labels and other specialty industrial uses. The Company also manufactures and markets industrial process equipment and air pollution control scrubbers through Entoleter.

    The Company has experienced rapid growth which has been accomplished through internal growth and the acquisitions of Central Products and Brown-Bridge. The internal growth is a result of refocused sales and marketing strategy at all subsidiaries. Management believes that at the time of the respective acquisitions, each of the companies acquired was an underperforming operation. With the Brown-Bridge Acquisition, the Company entered the adhesive-backed materials industry. The Central Products Acquisition provided the Company with a leading position in the carton sealing tape market of the adhesive-backed materials industry. As a result of the acquisitions of Brown-Bridge and Central Products, the Company became a manufacturer of the broadest line of adhesive-backed label stock and carton sealing tape products in the adhesive-backed materials industry.

    Subsequent to each of the foregoing acquisitions, the Company implemented cost reduction measures, including more effective management, rationalization of raw materials and component purchasing, improved materials flow and improved management information systems. The Company believes such measures will contribute to improved operating profits at Central Products and Brown-Bridge during 1997.

    The Company has historically operated at a high level of capacity utilization and has increased capacity of the acquired plant facilities through operating efficiency improvements. For example, in order to meet production capacity requirements under the postage stamp stock agreements awarded to Brown-Bridge in 1995 and 1996, Brown-Bridge invested approximately $4,000 to add a production line to manufacture silicone liner, a portion of which was outsourced in 1996. The Company incurred higher cost of sales (approximately $2,300) for the year ended

December 31, 1996 as a result of outsourcing a portion of its production requirements. The installation of the additional production line was completed by the end of the fourth quarter of 1996 and is now fully operational, which will enable it to meet its future silicone liner production requirements and substantially reduce costs associated with its current level of outsourcing silicone liner.

    The cost of the Company's principal raw materials, polypropylene resin and paper, have generally remained stable over the past several years. During fiscal 1995, however, raw material cost increases resulted in the Company instituting higher prices, consistent with the increases instituted by its competitors, during 1995 for its carton sealing tape and adhesive-backed label stock products. The increases in raw material costs during fiscal 1995 on the Company's products did not materially impact the Company's gross profit because the Company was generally able to pass along its raw material cost increases without negatively impacting sales of its products.

    During fiscal 1996, the Company's principal raw material costs generally remained stable or declined. The Company is not aware of any significant cost increases planned by its raw material suppliers for fiscal 1997. The Company's supply agreement with the Postal Service provides that the Postal Service will absorb limited price increases in the Company's raw materials. Consequently, to protect against raw material price increases in excess of those permitted under the Postal Service contract, the Company has entered into supply agreements with its raw materials suppliers that have ceilings on future price increases. Other agreements under which the Company's carton sealing tape products and a portion of its adhesive-backed label stock products are sold do not contain adjustment mechanisms for fluctuations in the cost of raw materials, although the Company has generally passed along raw material price changes for products sold under such agreements, as well as for products sold to other customers.

    The future impact of a change in raw material costs on the Company's profitability is based in part on pricing from the Company's competitors. Although historically the Company has generally been able to pass through raw material cost fluctuations, the Company cannot be assured that future raw material cost increases can be passed through to its customers and that such cost increases will not negatively impact the Company's gross profit.

FISCAL 1996 COMPARED TO FISCAL 1995

INTRODUCTION

    Fiscal 1996 was highlighted by several transactions unique to operations as compared to previous fiscal years. During 1996, the Registrant completed a financial reorganization to improve the Registrant's capital structure and provide a source of long-term financing.

    In the fourth quarter of 1996 the Registrant issued $115,000 of 10-3/4% senior secured notes ("Notes" or "Senior Notes"). The Notes require semi-annual interest payments and mature October 2006. Proceeds from the sale of the Notes were used to extinguish certain term obligations and all working capital revolver obligations then outstanding. In addition, the Registrant established a $40,000 asset-backed senior secured revolving credit facility ("revolving credit facility"), of which all but approximately $700 is currently available. A portion of the revolving credit facility may be used to fund acquisitions.

    In the same quarter, concurrent with the issuance of the Senior Notes, the Registrant acquired the minority interest in its Brown-Bridge subsidiary. The terms of the acquisition involved a cash payment, issuance of Registrant Common Stock and a right to a contingent payment.

    Fiscal 1996 is the first full year of operations to include Central Products, as on October 4, 1995, the Registrant, through its wholly-owned subsidiary, purchased the stock and assets of Alco Standard Corporation's Central Products operation, which manufactures a variety of carton sealing tapes. Therefore, 1996 includes twelve months of operations at Central Products compared to three months in 1995.

    SALES. The Registrant's 1996 net sales were $246,536, an increase of 82% when compared with net sales in 1995. The increase in net sales was the result of the Central Products Acquisition, improved marketing efforts at Central Products and the growth at Brown-Bridge, the Registrant's other adhesive-backed materials subsidiary. Brown-Bridge's units increased approximately 12% on the strength of a refocused sales and marketing strategy inclusive of two long-term contracts for the supply of US postage stamp paper stock. Central Products' improved marketing efforts and relationships with its national accounts, in an extremely competitive pricing market, increased pressure sensitive tape units approximately 13%. The Central Products Acquisition accounts for approximately $91,269 of the year on year increase based on historical 1995 pro forma operating data.

    COST OF SALES. As a percentage of net sales, cost of sales decreased from 87% in 1995 to 86.8% in 1996, increasing the Registrant's gross profit percentage. These favorable results were despite the negative impact to gross profit of approximately $2,300 of outsourcing penalties associated with the capacity constraints at Brown-Bridge attributable to its overall growth, in particular, the growth from two pressure-sensitive U.S. postage contracts. In the future, these capacity constraints should be eliminated through the installation of a new silicone coater, which became fully operational at the close of 1996. The Registrant believes that the new silicone coater will enable it to substantially reduce costs associated with its current level of outsourcing silicone liner. In addition, 1996 results include in excess of $600 of costs associated with changes and improvements in management personnel and reductions of personnel in certain manufacturing functions as the Registrant continues to focus on internal efficiencies.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). As a result of the inclusion of Central Products for a full year SG&A expense for 1996 increased by approximately $9,700. SG&A expenses for 1996 were $22,372 compared to $11,763 in 1995. In addition, Brown-Bridge SG&A expenses include approximately $136 of costs associated with changes and improvements in management personnel. Included in corporate office expenses are charges from the Registrant's corporate parent, Lynch Corporation, for certain management fees and other direct services.

The 1995 SG&A expense at Brown-Bridge included a cost of $562 for fees paid to a consulting firm assisting Brown-Bridge to improve its operations and manufacturing processes. This consulting engagement began in 1994 and was completed in 1995.

     INTEREST (EXPENSE). Interest expense for 1996 totaled $9,872, of which $158 relates to amortization of deferred financing costs capitalized in connection with the Registrant's $115,000 Senior Notes and $40,000 revolving credit facility. The Senior Notes require semi-annual interest payments each April 15 and October 15 through maturity in October 2006. As a result of the acquisition of Central Products and a full year's interest accrued on the debt incurred, and higher average working capital needs from the growth of the Registrant's businesses, total interest expense for 1996 increased by $5,404, versus 1995. These obligations were extinguished with the proceeds generated from the Senior Note issuance. See "Liquidity and Capital Resources."

    GUARANTEE FEES. In the first quarter of 1996, the Registrant accrued a $375 charge for guarantee fees due to Lynch Corporation in connection with debt incurred in the Acquisition. This fee is .5% per month of the principal amount of certain indebtedness ($25,000 at March 31, 1996) of the Registrant. The indebtedness was extinguished with the proceeds generated from the Senior Note issuance. See Note 4 of Notes to Consolidated Financial Statements.

    OTHER (EXPENSE) INCOME - NET. In the fourth quarter of 1996, the Registrant donated land held in "other assets" to a charity in Atlanta, Georgia. The book value of the land was $248.

    INCOME TAXES. The 1996 income tax benefit for federal and state income taxes is at an effective rate of 10%. The Registrant's tax rate is impacted by permanent tax differences, primarily non-deductible goodwill amortization associated with the Central Products acquisition (amortized over 25 years).
The 1995 income tax provision has been reduced by $279 due to the reversal of the Registrant's valuation allowance related to net deferred taxes. See Note 8 of Notes to Consolidated Financial Statements.

    EXTRAORDINARY CHARGE. The Registrant recorded a fourth quarter extraordinary charge of $1,843, net of income taxes, or a $0.31 loss per share. The charge was attributable to the extinguishment of the Registrant's previously existing credit facilities and the write-off of related deferred financing costs.

    NET INCOME. The Registrant recorded a net loss of $2,468, or $0.42 per share for 1996, versus net income of $561, or $0.08 per share in 1995. The earnings per share have been adjusted to reflect a stock dividend, an effective two for one stock split, on August 16, 1996.

FISCAL 1995 COMPARED TO FISCAL 1994

    SALES. The Registrant's 1995 net sales were $135,289, an increase of over 300%, compared with net sales of $33,632 in 1994. The increase in net sales were largely the result of the Central Products acquisition and a full years results from Brown-Bridge, which was purchased in September 1994. Central Products accounted for $30,581 of the increase, with the balance coming from Brown-Bridge ($70,324) and Entoleter ($752).

    COST OF SALES. Total cost of sales increased over 300% to $117,737 in 1995 when compared to 1994. This increase was attributable to the inclusion of Brown-Bridge for a full year and the acquisition of Central Products. Included in the 1995 cost of sales is $86,394 for Brown-Bridge and $26,187 for Central Products.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expense for 1995 was $11,763, an increase of 167% over 1994. The increase was attributable primarily to Brown-Bridge ($4,418) and the addition of Central Products ($2,591) with the remainder of the increase attributable to the Registrant's corporate office.
The 1995 SG&A expense at Brown-Bridge included a charge of $562 for fees paid to a consulting firm assisting Brown-Bridge to improve its operations and manufacturing processes. This consulting engagement began in 1994 and was completed in 1995.

    INTEREST (EXPENSE). Interest expense for 1995 totaled $4,468, of which $2,189, $1,326 and $143 relates to debt at Brown-Bridge, Central Products and Entoleter, respectively. The remainder of the interest expense ($810) relates to debt at the corporate level incurred in the acquisition of Brown-Bridge and Central Products. Total interest expense for 1995 increased by $3,700, versus 1994 and relates to debt incurred in the acquisition of Central Products and a full year of interest accrued on the debt incurred to acquire Brown-Bridge.

    GUARANTEE FEES. The Registrant accrued a $375 charge for guarantee fees due to Lynch Corporation in connection with debt incurred in the acquisition of Central Products. This fee is .5% of the principal amount of certain indebtedness ($25,000 at December 31, 1995) of the Registrant. See Note 4 of Notes to Consolidated Financial Statements.

    INCOME TAXES. The 1995 income tax provision provides for federal and state income taxes at an effective rate of 41%. The 1995 income tax provision has been reduced by $279 due to the reversal of the Registrant's valuation allowance related to net deferred taxes.

    NET INCOME. The Registrant recorded net income of $561, or $.17 per share for 1995, versus a net loss of $90, or $(.03) per share in 1994. The earnings per share have been adjusted to reflect two three for two stock splits effected on December 29, 1995 and December 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant's cash balance at December 31, 1996 is approximately $9,700. The cash balance represents an increase of $6,700 from December 1995. Additionally, the Registrant's $40,000 revolving credit facility has less than $700 outstanding at the close of 1996 and the remaining facility balance is available for borrowing. The Registrant's current capital structure and cash availability provide sources of funds to support the continued growth of the Registrant both internally and through potential acquisitions.

    The Registrant's cash provided by operating activities for 1996 was $6,227 compared to $9,192 in 1995. The difference is largely attributable to year to year changes in operating assets and liabilities, primarily in inventories which increased $5,700. The $5,700 increase was caused by uneven ordering patterns of certain customers and anticipated first quarter 1997 demands.

    Net cash used in investing activities was $12,248 in 1996 compared to $81,813 in 1995. The year on year change is primarily attributable to approximately $80,000 paid for the acquisition of Central Products in October 1995. In 1996, the primary use of cash in investing activities was for purchases of machinery and building improvements, the largest being the construction and installation of the new silicone coater at Brown-Bridge.

    Net cash provided by financing activities was $12,672 in 1996 compared to $75,185 in 1995. The 1995 financing activities related to debt transactions associated with the Central Products acquisition. The financing activities of 1996 principally relate to the extinguishment of existing debt obligations and the issuance of the Senior Notes.

    On April 5, 1996, the Registrant issued approximately 187,000 shares of Class A Common Stock upon the exercise of Class A Warrants held by Boyle, Fleming & Co., Inc. ("BF") at a price of $2.67 per share. Richard J. Boyle and Ned N. Fleming, III, the Registrant's Chairman and Chief Executive Officer, and President, respectively, are shareholders, directors and officers of BF.

    In connection with the Central Products Acquisition, the Company incurred approximately $30,000 of indebtedness (the "Alco Debt"). On April 5, 1996, the Company refinanced approximately $25,000 principal amount of the Alco Debt with
(i) $19,500 of the proceeds from the issuance to Alco by the Company of a series of new subordinated convertible promissory notes (the "Convertible Also Notes") and (ii) $5,500 from a portion of the proceeds of the issuance of the Alco Refinancing Debt (as defined). In May 1996, approximately $6,000 principal amount of the Convertible Alco Notes was converted into approximately 171,000 shares of common stock of the Company at the price of approximately $35 per share) (the "Initial Conversion Shares). Furthermore, approximately $1,750 was incurred by Spinnaker for the purchase from Alco of a distribution facility in Denver, Colorado, approximately $1,000 of which was repaid with a portion of the proceeds from the Alco Refinancing Debt and approximately $750 of which was refinanced with a portion of the proceeds from the issuance of the Convertible Alco Notes (which, when added to the $19,500 of Convertible Alco Notes, issued as described above, resulted in the aggregate outstanding principal amount of the Convertible Alco Notes of $20,300).

    In August 1996, the Registrant's Board of Director declared a stock dividend, an effective split if its common stock. The Registrant issued one share of new common stock, no par value ("Common Stock"), no par value for each outstanding share of its existing common stock. In connection with such dividend, the existing shares of Common Stock were renamed Class A Common Stock ("Class A Common Stock"). The Common Stock has a 1/10th vote per share, compared to one vote per share for Class A Common Stock.

    As previously discussed, in October 1996, the Registrant issued $115,000 of 10-3/4% Senior Secured Notes due 2006. The notes were issued in a private placement under Rule 144A and subsequently such Notes were exchanged for substantially identical notes in a transaction registered under the Securities Act of 1933. Proceeds from the sale of the note were used to extinguish certain term obligations and all working capital revolver obligations then outstanding. The Notes are unconditionally guaranteed, jointly and severally, by the subsidiaries of the Registrant.

    The Notes are redeemable, in whole or in part, at the option of the Registrant on or after October 15, 2001, at various redemption prices beginning at 105.375% of the principal amount plus accrued and unpaid interest. In addition, at any time or from time to time on or prior to October 31, 1999, the Registrant, at its option, may redeem up to 33-1/3% of the aggregate principal amount of the Notes with net cash proceeds from public equity offerings at a redemption price equal to 110.75% of the principal amount plus accrued and unpaid interest.

    On October 23, 1996, concurrent with the issuance of the Senior Notes, the Registrant acquired the approximately 25% minority interest in its Brown-Bridge subsidiary. The terms of the acquisition provided that the minority stockholders of Brown-Bridge would receive an aggregate cash payment of approximately $2.3 million, issuance of 9,613 shares of Registrant Common Stock and a right to a contingent payment. The contingent payment is exercisable at any time from October 1, 1998 through September 30, 2000. The value of the contingent payment is equal to the percentage of the capital stock of the former Brown-Bridge entity owned by such shareholder at the time of the merger multiplied by 75% of the fair value of the capital stock of Brown-Bridge, as determined in accordance with certain economic assumptions, as of the date such right is exercised, less the consideration received at closing. The contingent price is payable through the issuance of Common Stock of the Registrant, unless the Registrant elects to pay the contingent price in cash. If such payments are made in cash, they could give rise to a default under the Senior Notes, unless there is sufficient availability under provisions regarding restricted payments contained in the Senior Notes.

    The Registrant's subsidiaries have unused credit facilities available for future use, including revolving credit agreements with a maximum aggregate availability of $40,000 expiring October 2001. Borrowings under these credit lines totaled $686 at December 31, 1996. The Registrant is charged an unused line of credit fee every month of 0.375% per annum. Certain agreements with the Registrant's lenders impose restrictions on the ability of the Registrant or the Registrant's subsidiaries to pay dividends. The Registrant is required to comply with various covenants including limitations on capital expenditures, interest coverage, and minimum levels of net worth, as well as various other financial covenants.

    The Registrant has identified possible environmental issues related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

    The Registrant is in discussions with potential underwriters concerning the possible offering of Registrant common stock, although there can be no assurance that an offering will be accomplished on terms satisfactory to the Registrant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is included under the caption "Election of Directors" of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 1997, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is included under the captions "Executive Compensation", "Compensation of Directors", and "Certain Transactions", of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 1997, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The information required by this Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 1997, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is included under the caption "Certain Transactions" of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 1997, which information is incorporated herein by reference.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as part of this Form 10-K Annual Report:

    (1)  Financial Statements:

    The Report of Independent Auditors and the following consolidated Financial Statements of the Registrant are included herein:

    Consolidated Balance Sheets--December 31, 1996 and 1995

    Consolidated Statements of Operations--Years ended December 31, 1996, 1995, and 1994.

    Consolidated Statements of Stockholders' Equity--Years ended December 31, 1996, 1995 and 1994.

    Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994

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

    (3)  Exhibits:

  3.1 Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Report on Form 8-A dated August 13,
         1996).

  3.2 Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
         1994).

  4.1 Purchase Agreement dated October 18, 1996, among the Registrant, Brown-Bridge Industries, Inc., Central Products Company, and Entoleter, Inc., and BT Securities Corporation (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 7,
         1996).

  4.2 Registration Rights Agreement dated October 18, 1996, among the Registrant, Brown-Bridge Industries, Inc., Central Products Company, and Entoleter, Inc., and BT Securities Corporation (filed as
         Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 7, 1996).

  4.3 Indenture dated October 23, 1996, among the Registrant, Brown-Bridge Industries, Inc., Central Products Company, and Entoleter, Inc., and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 7, 1996).

  4.4 A Warrant, dated as of June 10, 1994, executed by Safety Railway Service Corporation (filed as Exhibit 7.4 to the Registrant's Current Report on Form 8-K dated June 13, 1994).

 10.1 Commercial Loan Open End Mortgage Deed and Security Agreement and Commercial Mortgage Note dated July 1, 1988 in the amount of $1,100,000 to Centerbank (formerly Connecticut Savings Bank)(filed as
         Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

 10.5 Warrant Purchase Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (filed as Exhibit 7.3 to the Registrant's Current Report on Form 8-K dated June 13, 1994).

 10.10 Agreement for the Allocation of Income Tax Liability between Lynch Corporation and its Consolidated Subsidiaries, dated December 18, 1988, between Lynch Corporation and Safety Railway Service Corporation (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

 10.14 Stock and Asset Purchase Agreement, dated as of September 27, 1995, by and among Central Products Acquisition Corp., Unisource Worldwide, Inc. and Alco Standard Corporation (filed as Exhibit 7.1 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

 10.15 Credit Agreement, dated as of September 29, 1995, by and among Central Products Acquisition Corp., as Borrower, Spinnaker Industries, Inc., as Pledgor, and Heller Financial, Inc., as Agent and a Lender (filed as Exhibit 7.2 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

 10.16 Term Note A, dated October 4, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the original principal amount of $20 million (filed as Exhibit 7.3 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

 10.17 Term Note B, dated October 4, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the original principal amount of $16 million (filed as Exhibit 7.4 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

 10.18 Revolving Note, dated September 29, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the maximum principal amount of $24 million (filed as Exhibit 7.5 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

 10.19 Subordinated Promissory Note, dated September 29, 1995, from Spinnaker Industries, Inc. payable to Alco Standard Corporation in the original principal amount of $25 million (filed as Exhibit 7.6 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

 10.20 Subordinated Promissory Note, dated September 29, 1995, from Central Products Acquisition Corp. payable to Alco Standard Corporation in the original principal amount of $5 million (filed as Exhibit 7.7 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

 10.21 Agreement, dated October 3, 1995, between Spinnaker Industries, Inc. and Lynch Corporation (filed as Exhibit 7.8 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

 10.22 Credit Agreement among Central Products Company, Brown-Bridge Industries, Inc. and Entoleter, Inc. as Borrowers, the Registrant, as Guarantor, each of the financial institutions listed on Schedule 1 thereto, BT Commercial Corporation, as Agent, Transamerica Business Credit Corporation, as Collateral Agent, and Bankers Trust Company, as Issuing Bank (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 7, 1996).

 10.23 Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among the Registrant, BB Merger Corp., Brown-Bridge Industries, Inc., and the stockholders of Brown-Bridge Industries, Inc. listed on Exhibit A thereto (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated November 7, 1996).

 11.1*   Computation of Per Share Earnings.

 21.1*   Subsidiaries of the Registrant.

 23.3    Consent of Crouch & Hallett, L.L.P. (included in Exhibit 5.1).

 99.1 Form of Letter of Transmittal filed as Exhibit 99.1 to Registrant's Registration Statement on Form S-4 (No. 333-18789).

 99.2 Form of Notice of Guaranteed Delivery filed as Exhibit 99.2 to Registrant's Registration Statement on Form S-4 (No. 333-18789).

 99.3 Form of Letter to Brokers filed as Exhibit 99.3 to Registrant's Registration Statement on Form S-4 (No. 333-18789).

 99.4 Form of Letter to Clients filed as Exhibit 99.4 to Registrant's Registration Statement on Form S-4 (No. 333-18789).

 99.5 Instruction to Registered Holder and/or Book-Entry Transfer Participant from Beneficial Owner filed as Exhibit 99.5 to Registrant's Registration Statement on Form S-4 (No. 333-18789).

 99.6 Guidelines for Certification of Taxpayer Identification Number on substitute Form W-9 filed as Exhibit 99.6 to Registrant's Registration Statement on Form S-4 (No. 333-18789).

___________

    *Previously Filed

(3)  Reports on Form 8-K.

    The Registrant filed a Current Report on Form 8-K, dated November 7, 1996, which disclosed the consummation of the Registrant's private placement of $115,000,000 of its Senior Secured Notes due 2006.

    The Registrant will furnish copies of these Exhibits upon request and the payment of $.20 per page. Requests should be addressed to Carol Allen, c/o Spinnaker Industries, Inc., 600 N. Pearl Street, Suite 2160, Dallas, Texas 75201.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Spinnaker Industries, Inc.


By: /s/ Richard J. Boyle
   --------------------------
      Richard J. Boyle
Title: Chairman of the Board and Chief Executive Officer

Date: March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                     TITLE                  DATE
        ---------                     -----                  ----

/s/ Richard J. Boyle
-------------------------   Chief Executive Officer       March 28, 1997
Richard J. Boyle             and Chairman of the Board

/s/ Ned N. Fleming, III
-------------------------   President and Director        March 28, 1997
Ned N. Fleming, III

/s/ James W. Toman
-------------------------   Controller                    March 28, 1997
James W. Toman               (chief financial and
                             accounting officer)

/s/ Anthonie C. van Ekris
-------------------------   Director                      March 28, 1997
Anthonie C. van Ekris


-------------------------   Director                      March   , 1997
Joseph P. Rhein

/s/ Robert E. Dolan
------------------------    Director                      March 28, 1997
Robert E. Dolan


------------------------    Director                      March   , 1997
Phillip W. Colburn

/s/ Frank E. Grzelecki
------------------------    Director                      March 28, 1997
Frank E. Grzelecki

                        Report of Independent Auditors

The Board of Directors and Shareholders
Spinnaker Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Spinnaker Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Central Products Company, a wholly-owned subsidiary, which statements reflect total assets of $97,300,000 and $94,492,000 as of December 31, 1996 and 1995, respectively, and total revenues of $126,383,000 and $30,581,000 for the year ended December 31, 1996 and the three month period ended December 31, 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Central Products Company, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spinnaker Industries, Inc. and subsidiaries at December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       ERNST & YOUNG LLP


Dallas, Texas
March 12, 1997

                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Spinnaker Industries, Inc.:

     We have audited the balance sheets of Central Products Company (a wholly-owned subsidiary of Spinnaker Industries, Inc.) as of December 31, 1996 and 1995 and the related statements of operations and retained earnings (accumulated deficit) and cash flows for the year ended December 31, 1996 and the three months ended December 31, 1995. These financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Central Products Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the year ended December 31, 1996 and three months ended December 31, 1995 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Milwaukee, Wisconsin
February 21, 1997

                   Spinnaker Industries, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                                        DECEMBER 31
                                                                   1996              1995
                                                                ---------          ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:

  Cash and cash equivalents                                     $   9,699          $   3,048
  Accounts receivable, less allowance for doubtful accounts
   and cash discounts of $979 in 1996 and $1,234 in 1995           21,995             24,789
  Inventories                                                      32,638             27,041
  Prepaid expenses and other                                        2,266              2,318
  Deferred income taxes                                             1,590              1,234
                                                                ---------          ---------
Total current assets                                               68,188             58,430


Property, plant and equipment:
  Land                                                                583                583
  Buildings and improvements                                       12,606              9,451
  Machinery and equipment                                          53,261             45,553
  Accumulated depreciation                                         (9,155)            (4,639)
                                                                ---------          ---------
                                                                   57,295             50,948

Goodwill, net                                                      25,062             25,793
Other assets                                                        6,631              2,413
                                                                ---------          ---------
Total assets                                                    $ 157,176          $ 137,584
                                                                ---------          ---------
                                                                ---------          ---------

SEE ACCOMPANYING NOTES, WHICH ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                Spinnaker Industries, Inc. and Subsidiaries

                       Consolidated Balance Sheets

                                                         DECEMBER 31
                                                      1996         1995
                                                    ---------------------
                                                       (IN THOUSANDS,
LIABILITIES AND SHAREHOLDERS' EQUITY                  EXCEPT SHARE DATA)
Current liabilities:
  Accounts payable                                  $ 13,356     $ 12,699
  Accrued liabilities                                  7,524        6,353
  Current portion of long-term debt                    1,049        3,666
  Working capital revolver                               686       27,149
  Accrued interest                                     2,301          575
                                                    ---------------------
Total current liabilities                             24,916       50,442

Long-term debt, less current portion                 115,113       69,642
Notes payable to related parties                           -        1,583
Deferred income taxes                                  5,911        7,164
Minority interest                                          -        1,691

Shareholders' equity:
  Class A Common Stock, no par or stated
   value, authorized 10,000,000 shares;
   issued 3,074,598 shares in 1996 and
   2,811,026 shares in 1995 and Common
   Stock, no par or stated value,
   authorized 15,000,000 shares; issued
   3,084,211 in 1996 (at designated value)             3,124        3,124
  Additional paid-in capital                          10,631        3,709
  Retained earnings (accumulated deficit)             (2,127)         341
  Adjustment for minimum pension liability              (280)           -
  Less cost of common stock in treasury,
   95,332 shares each of Class A Common
   Stock and Common Stock in 1996 and
   95,332 shares of Class A Common Stock
   in 1995                                              (112)        (112)
                                                    ---------------------
Total shareholders' equity                            11,236        7,062
                                                    ---------------------
Total liabilities and shareholders' equity          $157,176     $137,584
                                                    ---------------------
                                                    ---------------------

                 SEE ACCOMPANYING NOTES, WHICH ARE AN INTEGRAL
                     PART OF THESE FINANCIAL STATEMENTS.

                  Spinnaker Industries, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                  YEAR ENDED DECEMBER 31
                                                  1996       1995       1994
                                              --------------------------------
                                                   (IN THOUSANDS, EXCEPT
                                                     PER SHARE AMOUNTS)

Net sales                                     $ 246,536   $ 135,289   $ 33,632
Cost of sales                                  (213,942)   (117,737)   (28,506)
                                              ---------   ---------   --------
Gross profit                                     32,594      17,552      5,126
Selling, general and administrative expenses    (22,372)    (11,763)    (4,404)
                                              ---------   ---------   --------
Operating profit                                 10,222       5,789        722
Interest expense                                 (9,872)     (4,468)      (768)
Guarantee fee to parent                            (375)       (375)         -
Other (expense) income-net                         (338)          7        124
                                              ---------   ---------   --------
Income (loss) before income taxes, minority
 interest and extraordinary charge, net of tax     (363)        953         78
Income tax (provision) benefit                       37        (112)       (70)
Minority interest                                  (299)       (280)       (98)
                                              ---------   ---------   --------
Income (loss) before extraordinary charge          (625)  $     561   $    (90)
Extraordinary charge on early extinguishment
 of debt, net of income tax benefit of $953      (1,843)          -          -
                                              ---------   ---------   --------
Net income (loss)                             $  (2,468)  $     561   $    (90)
                                              ---------   ---------   --------
                                              ---------   ---------   --------
Weighted average common and common
 equivalent shares outstanding                    5,931       6,702      5,626
Income (loss) per share before
 extraordinary charge                            $(0.11)      $0.08     $(0.02)
Extraordinary charge per share                   $(0.31)          -          -
Net income (loss) per share                      $(0.42)      $0.08     $(0.02)

               SEE ACCOMPANYING NOTES, WHICH ARE AN INTEGRAL
                   PART OF THESE FINANCIAL STATEMENTS.

                                           Spinnaker Industries, Inc. and Subsidiaries

                                         Consolidated Statements of Shareholders' Equity

                                    Class A                                                   Adjustment
                                    Common         Common             Additional  Retained   for Minimum
                                     Stock          Stock     Common    Paid-in   Earnings     Pension     Treasury
(IN THOUSANDS, EXCEPT SHARE DATA)  Outstanding   Outstanding   Stock    Capital   (deficit)   Liability      Stock      Total
                                   -----------   -----------  ------  ----------  ---------  ------------  --------     -----
Balance at January 1, 1994         2,715,694              -    $3,124   $ 3,709   $  (130)                  $(112)     $ 6,591
  Net loss                                 -              -         -        -        (90)                      -          (90)
                                   ---------      ---------    ------   -------   --------      -----       ------     -------
Balance at December 31, 1994       2,715,694              -     3,124     3,709      (220)                   (112)       6,501
  Net income                               -              -         -         -       561                       -          561
                                   ---------      ---------    ------   -------   --------      -----       ------     -------
Balance at December 31, 1995       2,715,694              -     3,124     3,709       341                    (112)       7,062
  Exercise of warrants               187,476              -         -       500         -                       -          500
  Conversion of debt                 171,428              -         -     6,000         -                       -        6,000
  Stock dividend                           -      3,074,598         -         -         -                       -            -
  Tax benefit from exercise of
   subsidiary stock options                -              -         -        86         -                       -           86

  Stock issued for acquisition of
   Brown Bridge minority
   interest                                -          9,613         -       336         -                       -          336
  Adjustment for minimum
   pension liability                                                                            (280)                     (280)
  Net loss                                 -              -         -         -    (2,468)                      -       (2,468)
                                   ---------      ---------    ------   -------   --------      -----       ------     -------
Balance at December 31, 1996       3,074,598      3,084,211    $3,124   $10,631   $(2,127)      $(280)      $(112)     $11,236
                                   ---------      ---------    ------   -------   --------      -----       ------     -------
                                   ---------      ---------    ------   -------   --------      -----       ------     -------

SEE ACCOMPANYING NOTES, WHICH ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 Spinnaker Industries, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows

                                                                             YEAR ENDED DECEMBER 31
                                                                       ---------------------------------
                                                                         1996        1995         1994
                                                                       --------    --------     --------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                      $ (2,468)   $    561     $    (90)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Extraordinary charge on early extinguishment of debt, net of tax        1,843           -            -
  Depreciation                                                            4,631       1,745          395
  Amortization of deferred financing costs and goodwill                   1,639         406           16
  Contribution of other assets to charitable organization                   248           -            -
  Sales of short term investments, net                                        -           4        1,988
  Minority interest                                                         299         280           98
  Deferred income taxes                                                    (556)       (312)           -
  Accrued interest on notes payable to related parties                      168         231           67
  Changes in operating assets and liabilities:
    Accounts receivable                                                   2,794         241       (1,075)
    Inventories                                                          (5,697)      2,959          178
    Income taxes due from Parent                                              -          70            -
    Prepaid expenses and other                                               52        (989)         102
    Accounts payable and accrued liabilities                              3,274       3,996          824
                                                                       --------    --------     --------
Net cash provided by operating activities                                 6,227       9,192        2,503

INVESTING ACTIVITIES
  Acquisition of Brown-Bridge                                            (2,295)          -      (29,073)
  Acquisition of Central Products Company, net of cash acquired               -     (79,550)           -
  Purchases of property, plant, and equipment                            (8,979)     (1,620)        (450)
  Additions to other assets                                                (974)       (643)           -
                                                                       --------    --------     --------
Net cash used in investing activities                                   (12,248)    (81,813)     (29,523)

FINANCING ACTIVITIES
  Proceeds (payments) from working capital revolvers, net               (26,463)     (2,015)      13,180
  Proceeds from long-term debt                                          123,500      81,984        9,000
  Principal payments on long-term debt                                  (76,645)     (2,706)         (19)
  Deferred financing costs                                               (7,139)     (2,078)           -
  Exercise of stock warrants and subsidiary options                       1,170           -            -
  Proceeds (payments) from notes payable to related parties              (1,751)          -        1,285
  Sale of minority interest                                                   -           -        1,313
                                                                       --------    --------     --------
Net cash provided by financing activities                                12,672      75,185       24,759
Increase (decrease) in cash and cash equivalents                          6,651       2,564       (2,261)
                                                                       --------    --------     --------
Cash and cash equivalents at beginning of year                            3,048         484        2,745
                                                                       --------    --------     --------
Cash and cash equivalents at end of year                               $  9,699    $  3,048     $    484
                                                                       --------    --------     --------
                                                                       --------    --------     --------

SEE ACCOMPANYING NOTES, WHICH ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS.

                  Spinnaker Industries, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 December 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OWNERSHIP

Spinnaker Industries, Inc., ("Spinnaker") is a 73% owned subsidiary of Lynch Manufacturing Corporation, which is a wholly-owned subsidiary of Lynch Corporation ("Parent").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Spinnaker and its wholly-owned subsidiaries, Brown-Bridge Industries, Inc. ("Brown-Bridge"), Central Products Company ("CPC"), and Entoleter, Inc. ("Entoleter"), (collectively referred to hereinafter as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

Spinnaker's operations include the adhesive backed materials and industrial processing equipment industries. The Company competes in the carton sealing tape and adhesive coated label markets within the adhesive-backed materials industry. Brown-Bridge and CPC operate in the adhesive coated materials industry where Brown-Bridge develops, manufactures, and markets a broad line of adhesive coated materials, which are further converted by printers and industrial users into a variety of products for marking, labeling, promoting, decorating, and identifying applications. CPC manufactures and sells water-activated and pressure-sensitive carton sealing tapes. Entoleter designs, manufactures, and sells industrial processing, and air pollution equipment. The Company's operations are primarily in the U.S., however, $11.5 million, $10.4 million, and $3.9 million of the Company's sales were export sales for the years ended December 31, 1996, 1995, and 1994, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each year, after giving effect to the stock splits (see Shareholders' Equity below). Common equivalent shares are comprised of options and warrants to acquire common stock. In
1996 and 1994, common equivalent shares were excluded because of their anti-dilutive effect on loss per share. Fully diluted earnings per share did not differ significantly from primary earnings per share in any year presented.

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

                  Spinnaker Industries, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

Accounts receivable of Brown-Bridge consist principally of amounts due from companies who convert the adhesive coated materials into end products and comprise 45% of total accounts receivable. Accounts receivable of CPC comprise 50% of total accounts receivable and consist principally of amounts due from paper distributors. Accounts receivable of Entoleter, which comprise the remaining 5% of total accounts receivable consist principally of amounts due from foreign and domestic food processing companies. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required. The Company considers concentrations of credit risk to be minimal due to the Company's diverse customer base. In 1996, 1995, and 1994, no customer exceeded 10% of the Company's net sales. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

INVENTORIES

All inventory is stated at the lower of cost or market. Brown-Bridge's inventory, which comprises 48% of total inventory is valued using the specific identification method. CPC's inventory, which comprises 47% of total inventory is valued using the last-in, first-out (LIFO) method. Entoleter's inventory, which comprises 5% of total inventory is valued using the first-in, first-out (FIFO) method. The FIFO cost and LIFO cost of CPC's inventory were materially the same at December 31, 1996.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated on the basis of cost. Depreciation is computed on the straight-line or declining balance method over the estimated service lives of the related assets, which range from five to thirty-five years for buildings and improvements and three to twenty years for machinery and equipment.

GOODWILL

Goodwill represents the excess of cost over the fair value of the net assets acquired and is generally amortized on a straight-line basis over 25 years. Accumulated amortization at December 31, 1996 and 1995 totaled $1,344,000 and $279,000, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates that goodwill may not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired, the Company's carrying value of the goodwill is reduced.

REVENUE RECOGNITION

The Company recognizes revenues at the time of shipment.

                  Spinnaker Industries, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company utilizes the liability method to account for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. The income tax provision differs from amounts currently payable or receivable because certain items of income and expense are reported for income tax purposes in periods different from those in which they are reported in the financial statements. The tax effects of these temporary differences are recorded as deferred income taxes.

Prior to April 5, 1996, the accounts of the Company were included in the consolidated federal and certain state income tax returns filed by its Parent. Under the terms of an agreement for the allocation of tax liabilities among the Parent and its operating units, the Company provides amounts in lieu of income taxes for financial reporting purposes on a separate return basis. Amounts in lieu of income taxes currently payable or receivable are due to or from the Parent.

During 1996, the Parent's ownership of the Company became less than 80%, thus the Company is required to file a separate consolidated return from April 5, 1996 forward.

RESEARCH AND DEVELOPMENT

Research and development expenses were $838,000, $603,000, and $259,000, in 1996, 1995, and 1994, respectively.

SHAREHOLDERS' EQUITY

On July 19, 1996, the Company's board of directors adopted a resolution to amend the articles of incorporation to increase the number of authorized shares to 25 million shares. The new authorized shares are designated as 15 million shares of Common Stock and 10 million shares of Class A Common Stock which replaced the existing common stock. The Common Stock has a 1/10 per share voting right compared to one vote per share for the Class A Common Stock.

The Directors of the Company declared a dividend on the Class A Common Stock payable in Common Stock on the basis of one share of Common Stock for each share of Class A Common Stock outstanding. The distribution was essentially a two-for-one stock split. The record date for the distribution was August 5, 1996, with a distribution date of August 16, 1996.

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

All presentations of shares outstanding and amounts per share, except those appearing in the Consolidated Statements of Shareholder's Equity, have been restated to reflect the stock splits.

                  Spinnaker Industries, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for similar debt of the same maturities. The carrying value of the Company's long-term debt approximates its fair value at December 31, 1996 and 1995.

STOCK BASED COMPENSATION

The Company has adopted the required provisions of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. SFAS No. 123 establishes a fair value method of accounting and reporting standards for stock based compensation plans.
However as permitted by SFAS No. 123, the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options were not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company is required to disclose the pro forma net income (loss) and net income (loss) per share as if the fair value method defined in SFAS No. 123 had been applied. See Note 10 for pro forma disclosures.

LONG-LIVED ASSETS

Effective January 1, 1996, the Company adopted SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The adoption of this new accounting standard did not have a material effect on the Company's Consolidated Statements of Operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform with the current year's presentation.

                  Spinnaker Industries, Inc. and Subsidiaries

2. ACQUISITIONS

ACQUISITION OF BROWN-BRIDGE MINORITY INTEREST

In October 1996, concurrent with the issuance of the $115 million senior notes (see Note 4), the Company acquired the approximately 25% minority interest in its Brown-Bridge subsidiary. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Spinnaker Common Stock. In addition, as part of the consideration for the shares of capital stock of Brown-Bridge, the minority shareholders received the right to a contingent payment, which is exerciseable at any time during the period beginning October 1, 1998 and ending September 30, 2000. The value of the contingent payment is equal to the percentage of the capital stock of the former Brown-Bridge entity owned by such stockholder at the time of the merger multiplied by 75% of the fair value of the capital stock of Brown-Bridge, as determined in accordance with certain economic assumptions, as of the date such right is exercised, less the consideration received at closing. The contingent price is payable through the issuance of Common Stock of the Company, unless the Company elects to pay the contingent price in cash. If such payments are made in cash, they could give rise to a default under the senior notes, unless there is sufficient availability under provisions regarding restricted payments contained in the senior notes.

The purchase of the Brown-Bridge minority interest was recording using the purchase method of accounting. In accordance with APB No. 16, the acquisition was "pushed-down" to the subsidiary level. The fair value of the minority interest approximated book value at the date of acquisition, as a result no significant purchase accounting adjustments were recorded. Any contingent consideration paid in the future will be allocated to goodwill.

In connection with the acquisition of the Brown-Bridge minority interest, all the Brown-Bridge options were accelerated and in turn certain key executives of Brown-Bridge management exercised those options to purchase 71,065 shares of Brown-Bridge common stock at various prices between $7.16 and $14.69 per share, for a total of approximately $670,000. The options were originally granted in 1994 and were issued at exercise prices not less than the fair market value of the common stock at the date of grant.

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

The acquisition was accounted for as a purchase with the purchase allocated to the assets acquired and the liabilities assumed as follows (in thousands):

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

                 Spinnaker Industries, Inc. and Subsidiaries

PRO FORMA INFORMATION

Brown-Bridges and Central Products results are included in the consolidated statements of operations from their respective acquisition dates. The following unaudited combined pro forma information shows the results of the Company's operations as though both acquisitions had occurred at the beginning of 1994.

                                                      DECEMBER 31
                                                    1995      1994
                                                 -------------------
                                                    (IN THOUSANDS)

Net sales                                        $226,558   $206,944
Net income (loss)                                     512        (28)
Net income (loss) per share                           .08          -
Number of shares used in per share computation      6,702      5,626

3. INVENTORIES

Inventories are comprised of the following:

                                                      DECEMBER 31
                                                    1995      1994
                                                  ------------------
                                                    (IN THOUSANDS)

Finished goods                                    $10,351    $ 9,291
Work-in-process                                     3,518      9,459
Raw materials and supplies                         18,769      8,291
                                                  -------    -------
                                                  $32,638    $27,041
                                                  -------    -------
                                                  -------    -------

4. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS

On October 23, 1996, the Company issued $115,000,000 of 10-3/4% Senior Secured Notes ("Notes or Senior Notes") due 2006. The Notes were issued in a private placement under Rule 144A and subsequently registered under the Securities Act of 1933 in February 1997. The Note proceeds were used to retire the outstanding term and revolver obligations described below, except the $969,000 mortgage note at Entoleter and various capital lease obligations. The early extinguishment of debt resulted in an extraordinary charge to fourth quarter earnings of $1,843,000, net of applicable income tax related to the write off of related existing deferred financing costs.

The Notes are redeemable, in whole or in part, at the option of the Company on or after October 15, 2001, at the redemption prices beginning at 105.375% of the principal amount declining to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. In addition, at any time or from time to time on or prior to October 15, 1999, the Company, at its option, may redeem up to 33-1/3% of the aggregate principal amount of the Notes with net cash proceeds from public equity offerings at a redemption price equal to 110.75% of the principal amount plus accrued and unpaid interest. The Notes are unconditionally guaranteed, jointly and severally, by Brown-Bridge, CPC and Entoleter.

On April 5, 1996, the Company refinanced the $25 and $5 million subordinated notes, issued to Alco Standard Company as part of the Spinnaker acquisition of CPC, and in connection with the refinancing borrowed $8,500,000 ("Bridge Loan") from a bank. Concurrently with the closing of the Bridge Loan, the Company paid Alco a total of $7.5 million, which represented $5.5 million of principal reduction, $1.0 million of accrued interest and $1.0 million towards the purchase of a warehouse facility. The unpaid balance of the $25 million subordinated note, together with a $750,000 balance owed on a warehouse facility acquired from Alco was restructured into a series of new convertible

                 Spinnaker Industries, Inc. and Subsidiaries

4.  LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS (CONTINUED)

subordinated notes aggregating $20.25 million (Convertible Notes). In May 1996, $6.0 million of the Convertible Notes was converted into 171,428 shares of the Company's common stock at a conversion price of approximately $35 per share. The Bridge Loan, Convertible Notes and the $5 million subordinated note were retired with the proceeds from the Senior Notes.

Long-term debt at December 31, 1996 and 1995 consisted of the following:

                                                         1996       1995
                                                        ------------------
                                                          (IN THOUSANDS)
10-3/4% Senior Secured Notes, due 2006 with interest
 payable semi-annually each April 15 and October 15     $115,000   $     -

8% convertible subordinated note to Alco, due March
 31, 2003 with interest payable semi-annually each
 March 31 and September 30                                     -    15,000

11% convertible subordinated note to Alco, due
 March 31, 2003 with interest payable quarterly.
 Principal payments of $2.5 million each September
 30, 2002 through 2005, inclusive                              -    10,000

8% subordinated note to Alco, interest free through
 September 30, 1996, and thereafter at 8%.  Interest
 payable semi-annually beginning March 31, 1997.
 Principal payment of $1,000,000 due December
 1998 and $4,000,000 due December 1999                         -     5,000

Term loan A at CPC at variable interest payable
 quarterly beginning January 1996.  Principal
 payments ranging from $375,000 to $1.5 million due
 quarterly beginning December 31, 1995 through
 September 29, 2002                                            -    19,625

Term loan B at CPC at variable interest payable
 quarterly beginning January 1996.  Principal
 payments of $2.0 million due quarterly beginning
 December 31, 2000 through September 29, 2002                  -    16,000

Term loan secured by assets of Brown Bridge at an
 interest rate of 1.25% over lender's prime rate,
 payable over five years maturing in 1999                      -     6,691

9-1/4% mortgage note from bank, payable on demand
 July 1, 1997.  Secured by certain property of
 Entoleter                                                   969       992

Capital lease obligations                                    193         -
                                                        ------------------
                                                         116,162    73,308
Less current maturities                                   (1,049)   (3,666)
                                                        ------------------
                                                        $115,113   $69,642
                                                        ------------------
                                                        ------------------

                 Spinnaker Industries, Inc. and Subsidiaries

4. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS (CONTINUED)

Scheduled principal payments on the long-term debt and capital leases obligations over the next five years are as follows (in thousands):

               1997                 $  1,049
               1998                       87
               1999                       26
               2000                        -
               2001                        -
               Thereafter            115,000
                                    --------
                                    $116,162
                                    --------
                                    --------


The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary that aggregate $40 million. The Company had cash advances of approximately $686,000 outstanding under the lines of credit and available borrowings of approximately $39.3 million as of December 31, 1996. The Company is charged an unused line of credit fee every month based on an annual rate of 0.375%. Interest on all outstanding borrowings bear interest at variable rates related to the prime interest rate or the lenders base rate. At December 31, 1996, the interest rate in effect was 10.0 %. At December 31, 1995, the Company had cash advances outstanding of approximately $27 million under the previously existing lines of credit at interest rates ranging from 8.5% to 11.0%.

Credit availability under the lines of credit are subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. These lines are secured by the operating assets of the Company's subsidiaries.

The Company is required to comply with various covenants including a limitation on capital expenditures, and minimum levels of current ratio, interest coverage, and net worth, as well as various other financial covenants. Certain of the lines of credit allow for the issuance of letters of credit and require the payment of a fee based upon the face amount of each letter of credit issued. The Company's line of credit agreement expires in 2001.

Certain agreements with its lenders impose restrictions on the ability of the Company or the Company's subsidiaries to pay dividends. At December 31, 1996 and 1995, there were no amounts available for the payment of dividends to Spinnaker or Spinnakers shareholders.

Financing costs were incurred by the Company in conjunction with issuance of the 10-3/4% Senior Secured Notes. These financing costs are deferred and amortized over the term of the related debt. Unamortized financing costs of approximately $6,200,000 at December 31, 1996 are included in other assets.

Interest paid in 1996, 1995, and 1994 on all outstanding borrowings amounted to approximately $8 million, $ 3.6 million, and $520,000, respectively.

The Company capitalized approximately $300,000 of interest expense in 1996.

5. NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties were comprised of two promissory notes, the first in the amount of $965,000 was payable to the Parent and the second in the amount of $320,000 was payable to an entity affiliated with BF. The notes payable plus accrued interest of $367,000 and $99,000 to the Parent and BF, respectively were paid in full from a portion of the proceeds from the Senior Notes issued in October 1996 (See Note 4).

                 Spinnaker Industries, Inc. and Subsidiaries

6. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                                  1996      1995
                                                 ------    ------
                                                  (IN THOUSANDS)

Vacation                                         $1,585    $1,651
Salaries, wages, and bonus                          796       192
Commissions                                         533       532
Accrued pension plan liability                    1,241         -
Worker's compensation and health insurance          662       591
Guarantee fee payable to parent                       -       375
Real estate and property taxes payable              718       697
Promotion allowance                                 441       324
Warranty allowance                                  376       158
Other                                             1,172     1,833
                                                 ------    ------
                                                 $7,524    $6,353
                                                 ------    ------
                                                 ------    ------

7. EMPLOYEE BENEFIT PLANS

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

The acquisition agreement required the seller to transfer assets to the CPC plans equal to the present value of accrued benefits as of September 30, 1995 as defined in the agreement plus a defined rate of interest to the transfer date. The assets were transferred by the seller to the CPC union and non-union plans in January 1997.

In January 1997, CPC established a plan for non-union employees. Pursuant to the acquisition agreement, CPC granted credit to the employees for all service with the seller through September 30, 1995, plus the benefits they accrue under the new plan from October 1, 1995 through their retirement or termination. The benefit obligation and the net periodic pension cost information as of and for the year ended December 31, 1996 and as of and for the three months ended December 31, 1995 have been calculated assuming the new plan had been established on October 1, 1995.

                 Spinnaker Industries, Inc. and Subsidiaries

The following table sets forth the salaried and hourly plans funded status as of December 31, 1996 and 1995:

                                                            DECEMBER 31,
                                                       1996               1995
                                                -------------------------------------
                                                UNION  NON-UNION    UNION   NON-UNION
                                                -------------------------------------
                                                           (IN THOUSANDS)
Actuarial present value of accumulated benefit
 obligation, including vested benefits of
 $4,291 and $2,294 for 1996 and $3,974 and
 $1,835 for 1995                                $4,837    $2,562    $4,479    $2,050
                                                ------------------------------------
                                                ------------------------------------
Projected benefit obligation                     4,837     3,817     4,479     3,185
Plan assets at fair value                        4,490     2,847     4,498     2,705
                                                ------------------------------------
Plan assets less (greater) than projected
 benefit obligation                                347       970       (19)      480
Unrecognized net loss                             (280)      (76)      (52)      (15)
Adjustment to recognize minimum liability          280         -         -         -
                                                ------------------------------------
Pension (asset) liability                       $  347    $  894    $  (71)   $  465
                                                ------------------------------------
                                                ------------------------------------

The fair value of assets for the union plan is based on the actual plan assets as of December 31, 1996 and 1995. The fair value of the assets for the non-union plan is based on a calculation of assets, to be transferred per the acquisition agreement, as of December 31, 1996 and 1995.

The net periodic pension cost for the year ended December 31, 1996, and the three months ended December 31, 1995 included the following components:

                                                            DECEMBER 31,
                                                       1996               1995
                                                -------------------------------------
                                                UNION  NON-UNION    UNION   NON-UNION
                                                -------------------------------------
                                                           (IN THOUSANDS)
Service cost--benefits earned during the
 period                                         $ 151     $ 398      $ 35     $ 93
Interest cost on projected benefit obligation     342       246        85       59
Actual return on plan assets                     (145)     (142)      (34)     (35)
Net amortization and deferral                    (210)      (73)      (55)     (19)
                                                -------------------------------------
Net periodic pension cost                       $ 138     $ 429      $ 31     $ 98
                                                -------------------------------------
                                                -------------------------------------

The weighted average discount rate and rate of increase in future compensation levels for both plans were 7.75% and 4%, respectively, at December 31, 1996 and 1995. The expected long-term rate of return on plan assets for both plans was 8% in 1996 and 1995.

Pursuant to the acquisition agreement, CPC assumed sponsorship of a 401(k) plan for union employees. On January 1, 1996, CPC established a 401(k) plan for non-union employees. CPC is not required to match employee contributions under the union plan, however the non-union plan provides matching up to 50% of employee contributions not exceeding 8% of the employees compensation.
CPC recorded expense for its contributions under the non-union plan of approximately $398,000 during 1996.

                 Spinnaker Industries, Inc. and Subsidiaries

ENTOLETER

Entoleter has a defined-benefit pension plan for all salaried and full-time hourly employees. Benefits for the plan are based on compensation and years of service with Entoleter. Entoleters funding policy is to contribute funds necessary to meet future benefit obligations. The Salaried pension plan was frozen and merged with the hourly pension plan during 1996.

The following table sets forth the salaried and hourly plans funded status as of December 31, 1996 and 1995:

                                                      DECEMBER 31
                                              1996               1995
                                          ----------------------------------
                                          PENSION PLAN   SALARIED     HOURLY
                                          ----------------------------------
                                                    (IN THOUSANDS)

Actuarial present value of accumulated
 benefit obligation, including vested
 benefits of $938 in 1996 and $842 and
 $98 in 1995, respectively                   $1,004      $  845        $128
                                             ------------------------------
                                             ------------------------------
Projected benefit obligation for service
 rendered to date                             1,035         876         146
Plan assets at fair value                     1,229       1,116          61
                                             ------------------------------
Plan assets in excess of (less than)
 projected benefit obligation                   194         240         (85)
Unrecognized net actuarial (gain) loss           22         (40)         28
Unrecognized net asset                          (41)        (49)          -
Adjustment to recognize minimum liability         -           -         (10)
                                             ------------------------------
Net pension asset (liability) included in
 other assets                                $  175      $  151        $(67)
                                             ------------------------------
                                             ------------------------------

At December 31, 1996 and 1995, plan assets consist primarily of bank money market funds, guaranteed investment contracts, and government securities.

Net pension cost included the following components:

                                                YEAR ENDED DECEMBER 31
                                                ----------------------
                                                1996     1995     1994
                                                ----------------------
                                                   (IN THOUSANDS)

          Service cost--benefits earned
           during the period                    $ 39    $  40    $  32
          Interest cost on projected benefit
           obligation                             71       70       67
          Actual return on plan assets           (88)    (112)      11
          Net amortization and deferral          (13)      17     (110)
                                                -----------------------
          Net periodic pension cost             $  9    $  15    $   -
                                                -----------------------
                                                -----------------------

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the plans were 7.25% and 4.0%, at December 31, 1996 and 1995. The expected long-term rate of return on plan assets for the plans was 8% in 1996 and 1995.

                 Spinnaker Industries, Inc. and Subsidiaries

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

BROWN-BRIDGE

Brown-Bridge has a defined contribution plan that covers substantially all of its employees. Under the plan, Brown-Bridge can match, at its discretion, up to 50% of employee contributions not exceeding 8% of the employees compensation. Amounts contributed to the plan by Brown-Bridge are 20% vested each year for five years. On the acquisition date, employees of Brown-Bridge who were previously employed by Kimberly-Clark Corporation received vesting rights based on the years of credited service with Kimberly-Clark Corporation. Brown-Bridge recorded expense for its contributions under the plan of approximately $470,000 and $417,000, in 1996 and 1995, respectively.

8. INCOME TAXES

In prior years, the Company was included in the consolidated income tax return filed by its Parent. Under the terms of a tax sharing agreement with its Parent, Spinnaker can only utilize its net operating loss carryforwards to the extent it has taxable income. Accordingly, a valuation allowance was recorded in conjunction with the adoption of Statement 109 as of January 1, 1993 to offset the deferred tax asset. In 1995, the Company eliminated the $279,000 valuation allowance related to the deferred tax asset because it generated sufficient taxable income to utilize the deductible temporary differences. During 1994 the Company utilized approximately $257,000 of tax operating loss carryforwards.

In April 1996, the Parents ownership of the Company became less than 80%, thus the Company is required to file a separate consolidated return from April 5, 1996 forward.

During 1996, the Company generated approximately $5,888,000 of net operating loss carryforwards which are available to offset future taxable income. These carryforwards, which are expected to be fully utilized, expire in the year 2011.

Deferred income taxes are provided for the temporary differences between the financial statement and tax basis of the Companys assets and liabilities. Temporary differences consist primarily of differences in tax and book depreciation methods and lives and the timing of the deductibility of certain expenses. Cumulative differences at December 31, 1996 and 1995 are as follows:

                                   DEFERRED TAX                 DEFERRED TAX
                               ASSET      LIABILITY         ASSET     LIABILITY
                                       1996                         1995
                              ----------------------        --------------------
                                                (IN THOUSANDS)
Inventory reserve             $  367       $    -             $   25     $    -
Tax over book depreciation         -        8,533                  -      7,164
Assets deducted for tax
 purposes                          -          268                  -          -
Compensation accruals            550            -                579          -
Liabilities not deducted
 for tax purposes                  -            -                174          -
Other reserves and accruals      673            -                456          -
Other                            653            -                  -          -
Net operating loss
 carryforwards                 2,237            -                  -          -
                              ----------------------        --------------------
Total deferred income taxes   $4,480       $8,801             $1,234     $7,164
                              ----------------------        --------------------
                              ----------------------        --------------------

                 Spinnaker Industries, Inc. and Subsidiaries

8.  INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes are as follows:


                                           YEAR ENDED DECEMBER 31
                                          1996      1995      1994
                                          ------------------------
                                               (IN THOUSANDS)

Current:
 Federal                                  $   -   $ (347)    $   -
 State                                     (219)     (77)      (70)
                                          ------------------------
Total current                              (219)    (424)      (70)

Deferred:
 Federal                                    226      312         -
 State                                       30        -         -
                                          ------------------------
                                            256      312         -
                                          ------------------------
Income tax (provision) benefit            $  37   $ (112)    $ (70)
                                          ------------------------
                                          ------------------------

Reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                             YEAR ENDED DECEMBER 31
                                          ----------------------------
                                           1996       1995       1994
                                          ----------------------------
Statutory federal rate                     34.0%      34.0%      34.0%
Increase (decrease) resulting from:
  Goodwill                                (22.1)         -          -
  Meals and entertainment                  (9.7)         -          -
  Change in valuation allowance               -      (29.3)         -
  State income taxes (net of federal
   tax benefit)                             8.7        5.3       59.2
 Other                                     (0.8)       1.7       (3.5)
                                          ----------------------------
Effective income tax rate                  10.1%      11.7%      89.7%
                                          ----------------------------
                                          ----------------------------

Cash paid for income taxes was $585,000, $703,000, and $23,000 in 1996, 1995, and 1994, respectively.

                 Spinnaker Industries, Inc. and Subsidiaries

9. RELATED PARTY TRANSACTIONS

Lynch Corporation provides the Company with certain management services, which include executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. In connection therewith, the Company incurred management service costs of $100,000 in 1996 and 1995, and $72,000 in 1994. In addition, Lynch Corporation has from time to time allocated additional charges to the Company for other direct services.

As part of the CPC acquisition, Lynch Corporation agreed to guarantee the subordinate notes due Alco. Lynch charged the Company a guarantee fee of 0.5% per month, or $125,000. Total fees charged by Lynch in 1996 and 1995 was $750,000.

On June 13, 1994, the Company and BF entered into a management agreement (the Management Agreement) pursuant to which BF agreed to provide management services to the Company. The Management Agreement had an initial term of one year, and was automatically renewable for a term of one additional year unless either party gives notice of termination. Effective August 31, 1996, the Management Agreement was terminated at which time, Messrs. Boyle, and Fleming became employees of the Company and continued to be Chairman and Chief Executive Officer and President, respectively, of the Company. BF received management fees of $295,000, $200,000, and $112,000 in 1996, 1995, and 1994, respectively, plus reimbursement of expenses. The Company and BF also entered into a Warrant Purchase Agreement in 1994, pursuant to which BF received warrants to purchase common stock of the Company at any time on or before June 10, 1999, subject to certain restrictions. On April 5, 1996, BF were issued approximately 187,000 shares of Class A Common Stock upon the exercise of the warrants at a price of $2.67 per share. As of December 31, 1996, there were approximately 490,000 warrants outstanding to purchase one share each of Class A Common Stock and Common Stock at a total price of $2.67 per warrant exercise (adjusted for the 3 for 2 stock splits in December 1995 and 1994, and a stock dividend in August 1996).

During 1994, Brown-Bridge granted certain of its key executives options to purchase up to 71,065 shares of Brown-Bridges common stock at various prices between $7.16 and $14.69 per share. These options were exercised and the resulting common stock was immediately purchased as part of the Brown-Bridge minority interest acquisition in October 1996 (See Note 2).

In 1994, Brown-Bridge retained the services of a consulting firm to assist in improving its operations and manufacturing processes. The fees for such services totaled $39,000, $872,000, and $387,000 in 1996, 1995, and 1994. The
owner of the consulting firm was a 1% shareholder of Brown-Bridge, prior to the minority purchase.

                 Spinnaker Industries, Inc. and Subsidiaries

10.  STOCK OPTION PLANS

In accordance with the Companys directors stock option plan, the Company may grant stock options to directors who are not employees of the Company. Effective February 15, 1996, the Company granted 30,000 stock options for the purchase of one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercise (adjusted for the stock dividend in August 1996) to qualifying directors. The options vest over a two year period with 15,000 options becoming exerciseable one year after the grant date and the remaining 15,000 options becoming exerciseable two years after the grant date. The options expire on the fifth anniversary after the grant date or 30 days after the director ceases to be a director. As permitted by SFAS No. 123, the Company elected to account for these options under APB No. 25 and as such no compensation expense was recorded because the option exercise price was not less than the market price at the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.58%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .50; and a weighted-average expected life of the options of 3 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The estimated weighted-average fair value per option is approximately $5.20. The Companys pro forma effect on 1996 operations is as follows:

                                       NET LOSS     NET LOSS PER SHARE
                                    -------------------------------------
                                               (IN THOUSANDS)

            As reported                $ 2,468             $ 0.42
            Pro forma                  $ 2,595             $ 0.44


11. OTHER INCOME (EXPENSE)-NET

During 1996, the Company contributed land with a net book value of $248,000 to a qualified charitable organization. The expense for this contribution is included in other income (expense)-net.

                 Spinnaker Industries, Inc. and Subsidiaries

12. SEGMENT INFORMATION

The Company competes in two business segments, adhesive coated materials and industrial processing equipment. Operating profit (loss) is revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. Identifiable assets of each industry segment are the assets used by the segment in its operations, excluding general corporate assets.

                                         YEAR ENDED DECEMBER 31
                                       1996       1995       1994
                                      ----------------------------
                                            (IN THOUSANDS)

REVENUES
 Adhesive coated materials           $238,652   $127,754   $26,849
 Industrial processing equipment        7,884      7,535     6,783
                                     -----------------------------
                                     $246,536   $135,289   $33,632
                                     -----------------------------
                                     -----------------------------

OPERATING PROFIT (LOSSES)
 Adhesive coated materials           $ 12,238   $  6,364   $ 1,408
 Industrial processing equipment           64        509       (13)
 Unallocated corporate expenses        (2,080)    (1,084)     (673)
                                     -----------------------------
                                     $ 10,222   $  5,789   $   722
                                     -----------------------------
                                     -----------------------------

CAPITAL EXPENDITURES
 Adhesive coated materials           $  8,573   $  1,411   $   264
 Industrial processing equipment          399        143       186
 General corporate                          7         66         -
                                     -----------------------------
                                     $  8,979   $  1,620   $   450
                                     -----------------------------
                                     -----------------------------

DEPRECIATION/AMORTIZATION
 Adhesive coated materials           $  5,773   $  1,993   $   250
 Industrial processing equipment          180        151       161
 General corporate                        317          7         -
                                     -----------------------------
                                     $  6,270   $  2,151   $   411
                                     -----------------------------
                                     -----------------------------

ASSETS
 Adhesive coated materials           $143,884   $132,026   $37,496
 Industrial processing equipment        4,409      3,676     3,264
 General corporate                      8,883      1,882       569
                                     -----------------------------
                                     $157,176   $137,584   $41,329
                                     -----------------------------
                                     -----------------------------

                 Spinnaker Industries, Inc. and Subsidiaries

13. LEASES

Future minimum rental payments under long-term non cancelable operating leases are as follows at December 31, 1996 (in thousands):

            1997                  $1,340
            1998                     978
            1999                     779
            2000                     639
            2001                     604
            Thereafter             4,215
                                  ------
                                  $8,555
                                  ------
                                  ------

Rental payments under operating leases were $1,743,000, $419,000, and $21,000 for the years ended December 31, 1996, 1995, and 1994.

14. CONTINGENCIES

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

            SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS


                                           December 31
                                         1996       1995
                                      --------------------
                                         (IN THOUSANDS)

ASSETS

Current assets
  Cash and cash equivalents           $    282    $   722
  Accounts receivable                        -         11
  Subsidiary receivable, current
   portion                               2,777        184
  Other current assets                     942      1,580
                                      --------    -------
     Total current assets                4,001      2,497

Office equipment (net of
 depreciation)                              52         62
Subsidiary receivable                   81,859        736
Investment in subsidiaries              37,037     32,507
Other assets                             7,607        333
                                      --------    -------
     Total assets                     $130,556    $36,135
                                      --------    -------
                                      --------    -------

LIABILITIES AND SHAREHOLDERS EQUITY

Accounts payable and accrued
 liabilities                            $2,945    $ 2,490
Notes payable, current                       -     25,000
Notes payable to related parties         1,375      1,583
Notes payable, long term               115,000          -
Total shareholders equity               11,236      7,062
                                      --------    -------
    Total liabilities and
      shareholders equity             $130,556    $36,135
                                      --------    -------
                                      --------    -------

         SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         SPINNAKER INDUSTRIES, INC.
                              (PARENT COMPANY)

                     CONDENSED STATEMENTS OF OPERATIONS





                                                Year Ended December 31
                                                1996      1995     1994
                                             -----------------------------
                                                    (IN THOUSANDS)

Interest and dividends                       $    11    $   47     $ 90

Management fees and interest income from
 subsidiaries                                    695       101      227
                                             -----------------------------

      Total income                               706       148      317

Cost and Expenses:
  Guarantee fee to parent                        375       375        -
  Unallocated corporate administrative
   expense                                     2,080     1,084      673
  Interest expense and other                   2,227       826       64
                                             -----------------------------
      Total cost and expenses                  4,682     2,285      737
                                             -----------------------------

Loss before income taxes, extraordinary
 charge and equity in net income of
 subsidiaries                                 (3,976)   (2,137)    (420)

Income tax benefit                             1,669     1,083      291

Extraordinary charge on early extinguishment
 of debt, net of tax                            (546)        -        -

Equity in net income of subsidiaries             385     1,615       39
                                             -----------------------------
Net income (loss)                            $(2,468)   $  561    $ (90)
                                             -----------------------------
                                             -----------------------------

         SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         SPINNAKER INDUSTRIES, INC.
                              (PARENT COMPANY)

                     CONDENSED STATEMENTS OF OPERATIONS





                                                Year Ended December 31
                                                 1996      1995     1994
                                           ---------------------------------
                                                      (IN THOUSANDS)

Cash provided by (used in) operating
 activities                                   $(4,666)   $   778      $2,134
                                           ---------------------------------
Investing activities:
    Acquisition of Brown-Bridge minority
     interest                                  (2,295)         -           -
    Investment in Brown-Bridge                      -          -      (5,287)
    Investment in Central Products
     Corporation                                    -    (25,000)          -
    Advances to subsidiaries                  (81,307)         -           -
    Purchases of office equipment                  (2)       (59)          -
                                           ---------------------------------
Net cash used in investing activities         (83,604)   (25,059)     (5,287)
                                           ---------------------------------

Financing activities:
    Advances from subsidiaries                  1,375          -           -
    Proceeds from notes payable to related
     parties                                        -          -       1,352
    Proceeds from notes payable               123,500     25,000           -
    Payments on notes payable                 (30,962)         -           -
    Deferred financing costs                   (6,872)         -           -
    Exercise of warrants                          500          -           -
    Other                                         289          -           -
                                           ---------------------------------

Net cash provided by financing activities      87,830     25,000       1,352
                                           ---------------------------------
Total increase (decrease) in cash and cash
 equivalents                                     (440)       719      (1,801)

Cash and cash equivalents at beginning
 of year                                          722          3       1,804
                                           ---------------------------------
Cash and cash equivalents at end of year     $    282   $    722     $     3
                                           ---------------------------------
                                           ---------------------------------

                   SCHEDULE I  SPINNAKER INDUSTRIES, INC.
                               (PARENT COMPANY)

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

Note A - Basis of presentation

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

                SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

                 SPINNAKER INDUSTRIES, INC. and SUBSIDIARIES
                               December 31, 1996

                                                     Year Ended December 31
                                                     1996      1995    1994
                                                    -----------------------
                                                         (IN THOUSANDS)
Allowance for doubtful accounts/cash discounts:
Balance at beginning of period                      $ 1,234   $  378   $  61
Additions charged to expense                          1,334      627     385
Additions due to acquisitions (a)                         -    1,187     197
Deductions, net of recoveries (b)                    (1,589)    (958)   (265)
                                                    -----------------------
Balance at end of period                            $   979   $1,234   $ 378
                                                    -----------------------
                                                    -----------------------

(a) Includes Brown-Bridge beginning balance (9-19-94) of $197,000 and the Central Products beginning balance (10-1-95) of $1,160,000. Also includes a $27,000 purchase price adjustment relating to Brown Bridge in 1995.
(b) Accounts written-off.

                                 INDEX TO EXHIBITS

Exhibit
Number                             Description
-------                            -----------
  3.1 Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Report on Form 8-A dated August 13,
         1996).
  3.2 Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
         1994).
  4.1 Purchase Agreement dated October 18, 1996, among the Registrant, Brown-Bridge Industries, Inc., Central Products Company, and Entoleter, Inc., and BT Securities Corporation (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 7,
         1996).
  4.2 Registration Rights Agreement dated October 18, 1996, among the Registrant, Brown-Bridge Industries, Inc., Central Products Company, and Entoleter, Inc., and BT Securities Corporation (filed as
         Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 7, 1996).
  4.3 Indenture dated October 23, 1996, among the Registrant, Brown-Bridge Industries, Inc., Central Products Company, and Entoleter, Inc., and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 7, 1996).
  4.4 A Warrant, dated as of June 10, 1994, executed by Safety Railway Service Corporation (filed as Exhibit 7.4 to the Registrant's Current Report on Form 8-K dated June 13, 1994).
 10.1 Commercial Loan Open End Mortgage Deed and Security Agreement and Commercial Mortgage Note dated July 1, 1988 in the amount of $1,100,000 to Centerbank (formerly Connecticut Savings Bank)(filed as
         Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
 10.5 Warrant Purchase Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (filed as Exhibit 7.3 to the Registrant's Current Report on Form 8-K dated June 13, 1994).
 10.10 Agreement for the Allocation of Income Tax Liability between Lynch Corporation and its Consolidated Subsidiaries, dated December 18, 1988, between Lynch Corporation and Safety Railway Service Corporation (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
 10.14 Stock and Asset Purchase Agreement, dated as of September 27, 1995, by and among Central Products Acquisition Corp., Unisource Worldwide, Inc. and Alco Standard Corporation (filed as Exhibit 7.1 to the Registrant's Current Report on Form 8-K dated October 18, 1995).
 10.15 Credit Agreement, dated as of September 29, 1995, by and among Central Products Acquisition Corp., as Borrower, Spinnaker Industries, Inc., as Pledgor, and Heller Financial, Inc., as Agent and a Lender (filed as Exhibit 7.2 to the Registrant's Current Report on Form 8-K dated October 18, 1995).
 10.16 Term Note A, dated October 4, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the original principal amount of $20 million (filed as Exhibit 7.3 to the Registrant's Current Report on Form 8-K dated October 18, 1995).
 10.17 Term Note B, dated October 4, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the original principal amount of $16 million (filed as Exhibit 7.4 to the Registrant's Current Report on Form 8-K dated October 18, 1995).
 10.18 Revolving Note, dated September 29, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the maximum principal amount of $24 million (filed as Exhibit 7.5 to the Registrant's Current Report on Form 8-K dated October 18, 1995).
 10.19 Subordinated Promissory Note, dated September 29, 1995, from Spinnaker Industries, Inc. payable to Alco Standard Corporation in the original principal amount of $25 million (filed as Exhibit 7.6 to the Registrant's Current Report on Form 8-K dated October 18, 1995).
 10.20 Subordinated Promissory Note, dated September 29, 1995, from Central Products Acquisition Corp. payable to Alco Standard Corporation in the original principal amount of $5 million (filed as Exhibit 7.7 to the Registrant's Current Report on Form 8-K dated October 18, 1995).
 10.21 Agreement, dated October 3, 1995, between Spinnaker Industries, Inc. and Lynch Corporation (filed as Exhibit 7.8 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

Exhibit
Number                             Description
-------                            -----------
 10.22 Credit Agreement among Central Products Company, Brown-Bridge Industries, Inc. and Entoleter, Inc. as Borrowers, the Registrant, as Guarantor, each of the financial institutions listed on Schedule 1 thereto, BT Commercial Corporation, as Agent, Transamerica Business Credit Corporation, as Collateral Agent, and Bankers Trust Company, as Issuing Bank (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 7, 1996).
 10.23 Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among the Registrant, BB Merger Corp., Brown-Bridge Industries, Inc., and the stockholders of Brown-Bridge Industries, Inc. listed on Exhibit A thereto (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated November 7, 1996).
 11.1*   Computation of Per Share Earnings.
 21.1*   Subsidiaries of the Registrant.
 23.3    Consent of Crouch & Hallett, L.L.P. (included in Exhibit 5.1).
 27      Financial Data Schedule
 99.1 Form of Letter of Transmittal filed as Exhibit 99.1 to Registrant's Registration Statement on Form S-4 (No. 333-18789).
 99.2 Form of Notice of Guaranteed Delivery filed as Exhibit 99.2 to Registrant's Registration Statement on Form S-4 (No. 333-18789).
 99.3 Form of Letter to Brokers filed as Exhibit 99.3 to Registrant's Registration Statement on Form S-4 (No. 333-18789).
 99.4 Form of Letter to Clients filed as Exhibit 99.4 to Registrant's Registration Statement on Form S-4 (No. 333-18789).
 99.5 Instruction to Registered Holder and/or Book-Entry Transfer Participant from Beneficial Owner filed as Exhibit 99.5 to Registrant's Registration Statement on Form S-4 (No. 333-18789).
 99.6 Guidelines for Certification of Taxpayer Identification Number on substitute Form W-9 filed as Exhibit 99.6 to Registrant's Registration Statement on Form S-4 (No. 333-18789).
___________

    *Previously Filed