Form 10-K/A
period 1996-12-31
SPINNAKER INDUSTRIES INC
filed 1997-04-30
CIK 314865

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

For the transition period from __________________ to  __________________

                         Commission file number 2-66564

                            SPINNAKER INDUSTRIES, INC.
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

          DELAWARE                                      06-0544125
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

600 N. PEARL ST.  SUITE 2160, DALLAS, TX                        75201
----------------------------------------                       ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             214-855-0322

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12 (g) of the Act:

                Common Stock .............................no par value
                                      Title of Class
                Class A Common Stock......................no par value
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained to, the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The total aggregate market value of the 1,256,118 shares of voting stock held by non-affiliates of the Registrant (628,059 shares of Common Stock and 628,059 shares of Class A Common Stock) was $66,260,225 (based upon the closing bid of the Registrant's Common Stock and Class A Common Stock in the NASDAQ on March 12, 1997 of $42.50 per share of Common Stock and $63 per share of Class A Common Stock). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Registrant.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K(A)(1) Annual
Report:

     (3)  Exhibits

          20 Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 1997 (filed herewith).


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


Spinnaker Industries, Inc.


By: /s/ Ned N. Fleming, III
   ---------------------------------
    Ned N. Fleming, III
    Title: President

Date: April 30, 1997