Form 10-Q
period 1997-03-31
SPINNAKER INDUSTRIES INC
filed 1997-05-15
CIK 314865

                                    FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

Commission file number 2-66564

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                           Spinnaker Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                       06-0544125
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No.

600 N. Pearl St., #2160, L.B. 100, Dallas, TX              75201
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (214) 855-0322
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|   No |_|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

   Common Stock, No Par Value                            3,084,211 shares
------------------------------------               -----------------------------
                Class                              Outstanding at March 31, 1997

 Class A Common Stock, No Par Value                      3,074,598 shares
------------------------------------               -----------------------------
                Class                              Outstanding at March 31, 1997

SPINNAKER INDUSTRIES, INC.

INDEX
--------------------------------------------------------------------------------
                                                                          PAGE
                                                                          NUMBER
                                                                          ------

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1997 and December 31, 1996                             3

         Condensed Consolidated Statements of Operations
         for the Three Months Ended March 31, 1997 and 1996               4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1997 and 1996               5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 10

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       March 31,    December 31,
                                                         1997           1996
                                                      ------------  ------------
                                                      (Unaudited)      (Note)
                                                           (In thousands)
ASSETS
Current assets:
    Cash and cash equivalents                           $   8,185     $   9,699
    Accounts receivable, net                               25,780        21,995
    Inventories, net                                       31,096        32,638
    Prepaid expenses and other                              2,244         2,266
    Deferred income taxes                                   1,590         1,590
                                                        ---------     ---------
Total current assets                                       68,895        68,188

Property plant and equipment
    Land                                                      583           583
    Buildings and improvements                             13,171        12,606
    Machinery and equipment                                54,191        53,261
    Accumulated depreciation                              (10,465)       (9,155)
                                                        ---------     ---------
                                                           57,480        57,295

Goodwill                                                   24,781        25,062
Other assets                                                6,648         6,631
                                                        ---------     ---------

TOTAL ASSETS                                            $ 157,804     $ 157,176
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                    $  13,550     $  13,356
    Accrued liabilities                                     5,974         7,524
    Current portion of long term debt                       1,020         1,049
    Working capital revolver                                  194           686
    Other current liabilities                               5,530         2,301
                                                        ---------     ---------
Total current liabilities                                  26,268        24,916

Long term debt, less current portion                      115,117       115,113
Deferred income taxes                                       5,911         5,911

Stockholders' equity
    Common stock                                            3,124         3,124
    Additional paid in capital                             10,631        10,631
    Retained earnings (deficit)                            (2,855)       (2,127)
    Minimum pension liability                                (280)         (280)
    Less: treasury stock                                     (112)         (112)
                                                        ---------     ---------
Total stockholders' equity                                 10,508        11,236
                                                        ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 157,804     $ 157,176
                                                        =========     =========

NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

                                                           Three Months Ended
(In thousands)                                                 March 31,
                                                        ------------------------
                                                              (unaudited)
                                                          1997           1996
                                                        ---------     ---------
Net sales                                               $  57,153     $  62,003

Cost of sales                                             (49,821)      (53,211)
                                                        ---------     ---------

Gross margin                                                7,332         8,792

Selling, general and administrative expense                (5,306)       (5,554)
                                                        ---------     ---------
Income from operations                                      2,026         3,238

Interest expense                                           (3,281)       (2,341)
Guarantee fee                                                --            (375)
Other income (expense)-net                                     16           (30)
                                                        ---------     ---------

Income (loss) before income taxes
  and minority interest                                    (1,239)          492

Income tax provision (benefit)                               (511)          202

Minority interest                                            --            (101)
                                                        ---------     ---------

Net income (loss)                                       $    (728)    $     189
                                                        =========     =========

Weighted average shares and
  common stock equivalents outstanding                      6,159         6,696


Net income (loss) per share                             $   (0.12)    $    0.03

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                           Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                              (unaudited)
(In thousands)                                            1997           1996
                                                        ---------     ---------
Operating activities
Net income (loss)                                       $    (728)    $     189
Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation                                            1,310         1,022
    Amortization of goodwill and deferred
      financing costs                                         374           358
    Minority interest                                        --             101
    Accrued interest on notes payable to related parties     --              35
    Changes in operating assets and liabilities
       Accounts receivable                                 (3,785)       (1,756)
       Inventories                                          1,542        (1,358)
       Prepaid expenses and other assets                       22          (150)
       Accounts payable, accrued liabilities, and
         other current liabilities                          1,873         5,101
                                                        ---------     ---------
Net cash provided by operating activities                     608         3,542
                                                        ---------     ---------
Investing activities
    Purchase of property, plant and equipment              (1,495)       (1,312)
    Additions to other assets                                (110)       (1,032)
                                                        ---------     ---------
Net cash used in investing activities                      (1,605)       (2,344)
                                                        ---------     ---------

Financing activities
    Payments on working capital revolvers, net               (492)         (982)
    Principal payments on long term debt and leases           (25)       (1,058)
    Other                                                       0            99
                                                        ---------     ---------
Net cash used in financing activities                        (517)       (1,941)
                                                        ---------     ---------

    Decrease in cash and cash equivalents                  (1,514)         (743)

Cash and cash equivalents at beginning of period            9,699         3,048
                                                        ---------     ---------

Cash and cash equivalents at end of period              $   8,185     $   2,305
                                                        =========     =========

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated financial statements include Spinnaker Industries, Inc. and its wholly-owned subsidiaries, Central Products Company, Brown-Bridge Industries, Inc. and Entoleter, Inc. (collectively the "Registrant"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.

3. In October 1996, Company acquired all of the approximately 25% minority interest in its Brown-Bridge Industries, Inc. subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Spinnaker's Common Stock. As additional consideration for the shares of capital stock of Brown-Bridge, the minority shareholders received the right to a contingent payment, which is exerciseable at any time during the period beginning October 1, 1998 and ending September 30, 2000.

4. Of inventory values at March 31, 1997, and December 31, 1996, approximately 50% and 47%, respectively, are valued using the last in, first out method
     (LIFO), 45% and 48%, respectively, are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at March 31, 1997, and December 31, 1996:

                                                 1997        1996
                                                 ----        ----
                                                  (in thousands)

          Finished goods                       $14,150      $10,351
          Work-in-process                        2,927        3,518
          Raw materials                         14,019       18,769
                                               -------      -------
          TOTAL                                $31,096      $32,638
                                               =======      =======

5. On October 23, 1996, the Registrant issued $115,000,000 of 10 3/4% Senior Secured Notes ("Notes") due 2006. The Notes were issued in a private placement under Rule 144A and subsequently exchanged for notes with similar terms that were registered under the Securities Act of 1933 in February 1997. The proceeds from the private placement of the Notes were used to retire the Registrant's outstanding term and revolver obligations described below, except the $963,000 mortgage note at Entoleter, Inc. and various capital lease obligations.

     Following is a summary of long term debt of Registrant at March 31, 1997, and December 31, 1996:

                                                               1997      1996
                                                               ----      ----
                                                               (in thousands)

     10 3/4% Senior Secured Notes, due 2006 with interest
     payable semi-annually each April 15 and October 15 .... $115,000  $115,000

     9 1/4% mortgage note from bank, payable on demand
     July 1, 1997. Secured by certain property of Entoleter.      963       969

     Capital lease obligations .............................      174      193
                                                             --------  --------
                                                              116,137   116,162
     Less current maturities ...............................   (1,020)   (1,049)
                                                             --------  --------
                                                             $115,117  $115,113
                                                             ========  ========

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the first quarters ended March 31, 1997 and 1996 is not expected to be material.

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

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET SALES

Net sales were $57,153,000 for the three-month period ended March 31, 1997, versus $62,003,000 for the comparable 1996 period. Consolidated unit volumes increased and demand remained strong for major products, the change in sales is attributable to differences in product revenue mix between periods.

COST OF SALES

Cost of sales, as a percentage of net sales, for the three-month period ended March 31, 1997 was 87%, which is comparable to 86% in the corresponding period in 1996. The current period's gross profit was decreased as a result of the change in product revenue mix and certain manufacturing variances at Central Products. The manufacturing variances, although continuing to improve from late 1996 levels, have impacted gross profit percentages.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1997 decreased approximately 4.5% or $248,000 from the comparable 1996 period. The decrease is primarily attributable to certain actions taken in 1996 to reorganize the administration and management organizations at Brown-Bridge, the benefits of which were offset, in part, by higher consolidated depreciation and amortization expenses.

INTEREST EXPENSE

Interest expense for the three-month period ended March 31, 1997 increased by $940,000 when compared with the corresponding period for 1996. The increase is primarily attributable to higher average outstanding debt obligations and related interest rates during the period, and amortization of deferred financing costs associated with the Senior Notes (see Note 5 to Condensed Consolidated Financial Statements).

GUARANTEE FEE

As part of the acquisition of Central Products, the Registrant's parent, (Lynch Corporation) agreed to guarantee a $25,000,000 note to Alco at a rate of 0.5% of the principal amount per month ($125,000). This guarantee ended on March 31, 1996, upon the completion of the refinancing of the Alco notes.

INCOME TAXES

The 1997 and 1996 estimated effective income tax rate for federal and state income taxes is approximately 41%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Registrant generated $608,000 in net cash from operating activities during the three months ended March 31, 1997, compared to $3,542,000 in net cash generation in the corresponding period ended in 1996. The change in cash from operations is attributable to higher net income in 1996 and the increase in accounts payable and accrued liabilities in the 1996 quarter caused by the timing of cash payments.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 1997 was $3,639,000 compared to $4,600,000 in the comparable 1996 period. The fluctuation is primarily attributable to adverse manufacturing variances at Central Products.

Net working capital at March 31, 1997 was $42,627,000 versus $43,272,000 at December 31, 1996, a change of $645,000. The change in working capital is primarily attributable to accrued interest on the $115,000,000 Senior Notes, offset in part by the timing of payments for other obligations.

Cash used in investing activities was for capital improvements at Central Products and Brown-Bridge, principally for the purchase of manufacturing equipment and management information systems. Cash used in financing activities was related to the decrease in working capital borrowings and payments on capital lease obligations.

The Registrant also maintains short-term lines of credit with banks for working capital needs at each subsidiary that aggregate $40 million. The Registrant had cash advances of approximately $194,000 outstanding under the lines of credit and available borrowings of approximately $35.6 million as of March 31, 1997. The Registrant is charged an unused line of credit fee every month based on an annual rate of 0.375%. Interest on all outstanding borrowings bears interest at variable rates related to the prime interest rate or the lenders base rate. At March 31, 1997, the interest rate in effect was 10.0%. At December 31, 1996, the Registrant had cash advances outstanding of approximately $686,000.

Credit availability under the lines of credit are subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. These lines are secured by the operating assets of the Registrant's subsidiaries.

The Registrant is in discussions with potential underwriters concerning the possible offering of Registrant common stock, although there can be no assurance that an offering will be accomplished on terms satisfactory to the Registrant.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

11.  Statement of Computation of Per Share Earnings.

27.  Financial Data Schedule


(B)  Reports on Form 8-K

     None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SPINNAKER INDUSTRIES, INC.
                                        ---------------------------
                                               (Registrant)


                                        /s/ Craig J. Jennings
                                        ---------------------------
                                        Vice President, Controller and Treasurer

Date: May 15, 1997

                                  EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                                Page No.
-------                                                                --------

11.  Statement of Computation of Per Share Earnings                       13

27.  Financial Data Schedule                                              14