Form 10-Q
period 1997-06-30
SPINNAKER INDUSTRIES INC
filed 1997-08-14
CIK 314865

                                   FORM 10Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1997
                                ---------------------------------------------

Commission file number                         2-66564
                        -----------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------      ----------------

                          Spinnaker Industries, Inc.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Delaware                                  06-0544125
--------------------------------          -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.

600 N. Pearl St., #2160, L.B. 100, Dallas, TX                   75201
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (214) 855-0322
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report.)

Indicate check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                               -------        -------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

       Common Stock, No Par Value                      3,084,211 shares
------------------------------------------       ----------------------------
                Class                            Outstanding at June 30, 1997

  Class A Common Stock, No Par Value                   3,074,598 shares
------------------------------------------       ----------------------------
                Class                            Outstanding at June 30, 1997

SPINNAKER INDUSTRIES, INC.
--------------------------

INDEX
------------------------------------------------------------------------------
                                                                        PAGE
                                                                        NUMBER
                                                                        ------
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1997 and December 31, 1996                              3

         Condensed Consolidated Statements of Operations
         for the Three Months and Six Months Ended
         June 30, 1997 and 1996                                           4

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1997 and 1996                  5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12


------------------------------------------------------------------------------

PART I. - FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30,          December 31,
                                                 1997               1996
                                             -----------         ------------
                                             (Unaudited)            (Note)
                                                     (In thousands)
ASSETS
Current assets:
    Cash and cash equivalents                    $  5,627            $  9,699
    Accounts receivable, net                       25,651              21,995
    Inventories, net                               32,998              32,638
    Prepaid expenses and other                      2,398               2,266
    Deferred income taxes                           1,590               1,590

                                                 --------            --------
Total current assets                               68,264              68,188

Property plant and equipment:
    Land                                              583                 583
    Buildings and improvements                     13,058              12,606
    Machinery and equipment                        56,180              53,261
    Accumulated depreciation                      (11,842)             (9,155)
                                                 --------            --------
                                                   57,979              57,295

Goodwill, net                                      24,517              25,062
Other assets                                        6,459               6,631
                                                 --------            --------

TOTAL ASSETS                                     $157,219            $157,176
                                                 --------            --------
                                                 --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $ 14,563            $ 13,356
    Accrued liabilities                             6,310               7,524
    Current portion of long term debt                 993               1,049
    Working capital revolver                          759                 686
    Other current liabilities                       2,725               2,301

                                                 --------            --------
Total current liabilities                          25,350              24,916


Long term debt, less current portion              115,117             115,113
Deferred income taxes                               5,911               5,911

Stockholders' equity:
    Common stock                                    3,124               3,124
    Additional paid in capital                     10,631              10,631
    Retained earnings (deficit)                    (2,522)             (2,127)
    Minimum pension liability                        (280)               (280)
    Less: treasury stock                             (112)               (112)
                                                 --------            --------
Total stockholders' equity                         10,841              11,236
                                                 --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $157,219            $157,176
                                                 --------            --------
                                                 --------            --------

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

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                Three Months Ended        Six Months Ended
                                                      June 30,                June 30,
                                               --------------------     ---------------------
                                                1997         1996         1997         1996
                                               -------      -------     --------     --------
Net sales                                      $60,243      $60,241     $117,396     $122,244

Cost of sales                                   50,601       51,688      100,422      104,899
                                               -------      -------     --------     --------

Gross margin                                     9,642        8,553       16,974       17,345

Selling, general and administrative expense      5,802        5,455       11,108       11,034
                                               -------      -------     --------     --------

Income from operations                           3,840        3,098        5,866        6,311

Interest expense                                 3,278        2,353        6,559        4,694
Guarantee fee                                        -            -            -          375
Other income (expense) - net                         4         (34)           20         (39)
                                               -------      -------     --------     --------

Income (loss) before income taxes
    and minority interest                          566          711        (673)        1,203

Income tax provision (benefit)                     233          291        (278)          493

Minority interest expense                            -           89            -          190
                                               -------      -------     --------     --------

Net income (loss)                              $   333      $   331     $  (395)     $    520
                                               -------      -------     --------     --------
                                               -------      -------     --------     --------


Weighted average shares and
    common stock equivalents outstanding         7,143        7,032        6,159        6,883

Net income (loss) per share                      $0.05        $0.05       ($0.06)       $0.08

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                   Six Months Ended
                                                                       June 30,
                                                                 ----------------------
(In thousands)                                                    1997           1996
                                                                 -------        -------
Operating activities
Net income (loss)                                                $  (395)       $   520
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
       Depreciation                                                2,698          2,195
       Amortization of goodwill and deferred financing costs         927            509
       Minority interest                                               -            190
       Accrued interest on notes payable to related parties            -             95
       Changes in operating assets and liabilities
          Accounts receivable                                     (3,656)          (505)
          Inventories                                               (360)        (5,684)
          Prepaid expenses and other assets                         (132)        (1,355)
          Accounts payable, accrued liabilities, and
             other current liabilities                               417          4,481
                                                                 -------        -------

Net cash provided by (used in) operating activities                 (501)           446
                                                                 -------        -------

Investing activities:
   Purchase of property, plant and equipment                      (3,430)        (4,014)
   Other                                                            (158)          (628)
                                                                 -------        -------

Net cash used in investing activities                             (3,588)        (4,642)
                                                                 -------        -------

Financing activities:
   Proceeds on working capital revolvers, net                         73          2,460
   Issuance of long-term debt                                          -          8,500
   Principal payments on long term debt and leases                   (56)        (7,533)
   Issuance of common stock                                            -            500
                                                                 -------        -------

Net cash provided by financing activities                             17          3,927
                                                                 -------        -------

   Decrease in cash and cash equivalents                          (4,072)          (269)

Cash and cash equivalents at beginning of period                   9,699          3,048
                                                                 -------        -------

Cash and cash equivalents at end of period                       $ 5,627        $ 2,779
                                                                 -------        -------
                                                                 -------        -------

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated financial statements include Spinnaker Industries, Inc. and its wholly-owned subsidiaries, Central Products Company, Brown-Bridge Industries, Inc. and Entoleter, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

4. Of inventory values at June 30, 1997 and December 31, 1996, approximately 52% and 47%, respectively, are valued using the last in, first out method
    (LIFO), 42% and 48%, respectively, are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at June 30, 1997, and December 31, 1996:

                                    1997      1996
                                    ----      ----
                                    (in thousands)

    Finished goods                $10,238   $10,351
    Work-in-process                 3,863     3,518
    Raw materials and supplies     18,897    18,769
                                  -------   -------

    TOTAL                         $32,998   $32,638
                                  -------   -------
                                  -------   -------

5. On October 23, 1996, the Company issued $115,000,000 of 10 3/4% Senior Secured Notes ("Notes") due 2006. The Notes were issued in a private placement under Rule 144A and subsequently exchanged for notes with similar terms that were registered under the Securities Act of 1933 in February 1997. The proceeds from the private placement of the Notes were used to retire the Company's outstanding term and revolver obligations, except the $956,000 mortgage note at Entoleter, Inc. and various capital lease obligations.

    Following is a summary of long term debt of the Company at June 30, 1997, and December 31, 1996:

                                                                         1997           1996
                                                                         ----           ----
                                                                           (in thousands)
    10 3/4% Senior Secured Notes, due 2006 with interest
    payable semi-annually each April 15 and October 15 . . . . .       $115,000       $115,000

    9 1/4% mortgage note from bank, payable on demand
    July 1, 1997.  Secured by certain property of Entoleter. . .            956            969

    Capital lease obligations. . . . . . . . . . . . . . . . . .            154            193
                                                                       --------       --------
                                                                        116,110        116,162
    Less current maturities. . . . . . . . . . . . . . . . . . .           (993)        (1,049)
                                                                       --------       --------

                                                                       $115,117       $115,113
                                                                       --------       --------
                                                                       --------       --------

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share for the three months and six months ended June 30, 1997 and 1996 is not expected to be material.

7. The Company has identified possible environmental issues related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

8. Certain reclassifications have been made to conform prior period data to the current year's presentation.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1997, COMPARED TO SECOND QUARTER ENDED JUNE 30,
1996

NET SALES

The Company's net sales for the quarter ended June 30, 1997 were $60.2 million, which was comparable to the corresponding 1996 period. Net sales during the second quarter of 1997 reflected generally higher unit sales in the Company's adhesive-backed label stock and pressure sensitive tape markets, and marginally lower average selling prices resulting from changes in product mix over the corresponding 1996 period. These increases in unit sales were offset by lower unit sales of water based tape resulting from the Company's decision to terminate a relationship with an existing customer of the Company's reinforced and box tape products reducing period to period net sales by $1.4 million. Higher freight costs and lower sales of industrial equipment also impacted net sales.

GROSS MARGIN

Gross margin dollars increased 12.7% to $9.6 million in the quarter ended June 30, 1997 from $8.6 million in the comparable 1996 period. As a percentage of net sales, gross margin increased to 16.0% from 14.2% in the 1996 period. These improvements were primarily due to improved manufacturing variances and lower average unit manufacturing costs of adhesive-backed material products.

The Company attributes improvements in manufacturing variances to manufacturing efficiencies gained through reductions in manufacturing personnel, material process and handling modifications and capital investments made in the latter half of 1996 and early 1997. The capital investments have been focused on improving manufacturing efficiencies by increasing output and reducing manufacturing downtime.

The installation of a new silicone coater at the Company's adhesive-backed label stock manufacturing facility, which became operational during the first quarter of 1997, enabled the Company to significantly increase internal silicone lining capacity and eliminate the need to purchase from outside sources.

Lower average unit manufacturing costs were attributable to the foregoing improvements, as well as variances in product mix. Product mix was impacted by customer demands through changes in customers' product requirements and specifications, such as application, length, width, and quantity.

INCOME FROM OPERATIONS

Income from operations increased 24.0% to $3.8 million in the quarter ended June 30, 1997 from $3.1 million in the comparable 1996 period. These operating results reflect improved gross margins offset by moderate increases in selling, general and administrative ("SG&A") and depreciation and amortization expenses from the comparable 1996 period.

INTEREST EXPENSE

Interest expense for the quarter ended June 30, 1997 increased approximately $0.8 million compared to the corresponding period for 1996. The increase is attributable to higher average outstanding debt obligations and related interest rates during the period and amortization of deferred financing costs associated with the 10 3/4% senior notes issued in October 1996.

Income taxes

The 1997 and 1996 estimated annual effective income tax rate for federal and state income taxes was approximately 41%.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

NET SALES

The Company's net sales for the six months ended June 30, 1997 were $117.4 million compared to $122.2 million in 1996. Unit sales of postage stamp paper stock for the first six months of 1997 increased significantly, (approximately 25%) compared to 1996, and unit sales of pressure sensitive adhesive-backed label stock and pressure sensitive tapes increased approximately 5% during this period. These increases in unit sales were offset by marginally lower average selling prices resulting from variances in product mix that were attributable to changes in customers' requirements and specifications, such as product application, length, width, and quantity, and the Company's decision to terminate a relationship with an existing customer of the Company's reinforced and box tape products, reducing period to period net sales approximately $2.4 million. The decrease in net sales for the six-month period also reflect higher freight costs and lower sales of industrial equipment.

GROSS MARGIN

Gross margin declined 1.7% to $17.0 million in the six months ended June 30, 1997 from $17.3 million in the comparable 1996 period. As a percentage of net sales, gross margin increased to 14.5% from 14.2% in the 1996 period. The improved gross margin percentage was due to improved manufacturing variances and lower average unit manufacturing costs of adhesive-backed material products.

The tape production operations have continued to improve from those experienced in 1996, and have shown significant improvement from the variances experienced as recently as the first quarter of 1997. The Company attributes these improvements in manufacturing variances to efficiencies gained through reductions of manufacturing personnel, material process and handling modifications and capital investments made in the latter half of 1996 and early 1997. The Company is continuing to focus its management efforts and capital investments on improving manufacturing efficiencies and increasing capacity.

The installation of a new silicone coater at the Company's adhesive-backed label stock manufacturing facility, which became operational in January 1997, enabled the Company to significantly increase internal silicone lining capacity and eliminate the need to purchase from outside sources, resulting in estimated savings of approximately $1.2 million during the six-month period.

Lower average unit manufacturing costs were attributable to variances in product mix and improved manufacturing efficiencies during the period. Product mix was impacted by changes in customers' product requirements and specifications, such as application, length, width, and quantity. The manufacturing efficiencies were primarily a result of recent capital investments to increase output and reduce manufacturing downtime.

INCOME FROM OPERATIONS

Income from operations was $5.9 million or 5.0% of net sales in the six months ended June 30, 1997 compared to $6.3 million or 5.2% of net sales in the comparable 1996 period, a decrease of 6.3%. These operating results reflect lower gross margins dollars and higher depreciation and amortization expenses, offset by lower administrative expenses relating to personnel reductions at the Company's operating entities as compared to the 1996 period.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 1997 increased approximately $1.6 million compared to the corresponding period for 1996. The increase is attributable to higher average outstanding debt obligations and related interest rates during the period, and amortization of deferred financing costs associated with the 10 3/4% senior notes issued in October 1996.

OTHER INCOME (EXPENSE) - GUARANTEE FEE

As part of the acquisition of Central Products, Lynch Corporation agreed to guarantee a $25.0 million note to Alco Standard Corporation at a rate of 0.5% of the principal amount per month ($125,000 per month). This guarantee ended March 31, 1996, upon the completion of the refinancing of certain notes.

INCOME TAXES

The 1997 and 1996 estimated annual effective income tax rate for federal and state income taxes is approximately 41%.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance at June 30, 1997 was approximately $5.6 million. The cash balance represents an increase of approximately $2.8 million from a year earlier. Additionally, the Company's current portion of long-term debt and working capital revolver obligations was approximately $1.8 million compared to $40.2 million at June 30, 1996. The Company's availability under the working capital revolver was approximately $37.0 million.

The Company used $501,000 in net cash for operating activities for the six months ended June 30, 1997, compared to $446,000 in net cash generation in the corresponding period in 1996. The difference was attributable to lower net income and year to year changes in net operating assets and liabilities.

Net cash used in investing activities was $3.6 million in the first six months of 1997 compared to $4.6 million in the comparable 1996 period. Investing activities in 1997 were primarily to increase capacity and improve manufacturing efficiencies in the tape production facilities, while 1996 activity included a new silicone and adhesive coater for the label stock business. In addition, in 1996 the Company acquired the Brighton, Colorado, facility and funded financing costs associated with the Company's October 1996 issuance of $115 million of 10 3/4% Senior-Secured Notes.

Financing activities during the six-months ended June 30, 1997 were not significant as proceeds from working capital revolvers were offset by principal payments on long-term debt and capital lease obligations. Cash generated from financing activities in the corresponding period in 1996 included net working capital borrowings of $2.5 million and a net increase in long-term debt obligations of $1.0 million subsequent to certain debt refinancing. In addition, on April 5, 1996, the Company issued approximately 187,000 shares of common stock upon the exercise of warrants held by Boyle Fleming & Co. at a price of $2.67 per share.

The Company's subsidiaries have unused credit facilities available for future use, including revolving credit agreements with a maximum aggregate availability of $40.0 million expiring October 2001. Borrowings under these credit lines totaled less than $0.8 million at June 30, 1997. The Company is charged an unused credit fee every month of 0.375% per annum. Interest on outstanding borrowings bears interest at variable rates related to the prime interest rate or the lenders base rate. At June 30, 1997, the interest rate in effect was 10.25%.

Credit availability under the lines of credit is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. As of August 8, 1997, aggregate availability was $35.7 million, of which, less than $0.4 million was outstanding. The operating assets of the subsidiaries secure these lines.

Certain agreements with the Company's lenders impose restrictions on the ability of the Company or the Company's subsidiaries to pay dividends. The Company is required to comply with various covenants including limitations on capital expenditures, interest coverage, and minimum levels of net worth and current ratio, as well as various other financial covenants.

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


                                       SPINNAKER INDUSTRIES, INC.
                                       --------------------------
                                               (Registrant)




                                       /s/ Craig J. Jennings
                                       ------------------------------
                                       Vice President and Controller


Date:    August 14, 1997

                               EXHIBIT INDEX


Exhibit Page No.                                           Sequential
----------------                                           ----------

11.      Statement of Computation of Per Share Earnings         15

27.      Financial Data Schedule