Form 10-Q
period 1997-09-30
SPINNAKER INDUSTRIES INC
filed 1997-11-13
CIK 314865

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997
                               ------------------------------------------------
Commission file number                   2-66564
                       --------------------------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                         SPINNAKER INDUSTRIES, INC.
-------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

            DELAWARE                                    06-0544125
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

600 N. PEARL ST., #2160, L.B. 100, DALLAS, TX              75201
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                (214) 855-0322
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report.)

Indicate check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X      No
                             ---        ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

    COMMON STOCK, NO PAR VALUE                       3,347,181 SHARES
----------------------------------         -----------------------------------
             Class                         Outstanding at September 30, 1997

CLASS A COMMON STOCK, NO PAR VALUE                   3,337,568 SHARES
----------------------------------         -----------------------------------
             Class                         Outstanding at September 30, 1997

SPINNAKER INDUSTRIES, INC.

INDEX
--------------------------------------------------------------------------------

                                                                      PAGE
                                                                      NUMBER
                                                                      ------
PART I   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           September 30, 1997 and December 31, 1996                    3

           Condensed Consolidated Statements of Operations
           for the Three Months and Nine Months Ended
           September 30, 1997 and 1996                                 4

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1997 and 1996       5

           Notes to Condensed Consolidated Financial Statements        6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                           12




--------------------------------------------------------------------------------

PART I. - FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                           September 30,   December 31,
                                               1997          1996
                                           -------------   ------------
                                            (Unaudited)       (Note)
                                                  (In thousands)
ASSETS
Current assets:
    Cash and cash equivalents                $  6,584       $  9,699
    Accounts receivable, net                   26,085         21,995
    Inventories, net                           31,551         32,638
    Prepaid expenses and other                  2,278          2,266
    Deferred income taxes                       1,590          1,590
                                             --------      ---------
Total current assets                           68,088         68,188

Property plant and equipment:
    Land                                          583            583
    Buildings and improvements                 13,210         12,606
    Machinery and equipment                    58,595         53,261
    Accumulated depreciation                  (13,314)        (9,155)
                                             --------      ---------
                                               59,074         57,295

Goodwill, net                                  24,250         25,062
Other assets                                    6,308          6,631
                                             --------      ---------

TOTAL ASSETS                                 $157,720       $157,176
                                             --------      ---------
                                             --------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                         $ 13,092       $ 13,356
    Accrued liabilities                         6,093          7,524
    Current portion of long term debt             831          1,049
    Working capital revolver                      333            686
    Other current liabilities                   5,829          2,301
                                             --------      ---------
Total current liabilities                      26,178         24,916

Long term debt, less current portion          115,117        115,113
Deferred income taxes                           5,911          5,911

Stockholders' equity:
    Common stock                                3,124          3,124
    Additional paid in capital                 11,333         10,631
    Retained earnings (deficit)                (3,551)        (2,127)
    Minimum pension liability                    (280)          (280)
    Less: treasury stock                         (112)          (112)
                                             --------      ---------
Total stockholders' equity                     10,514         11,236
                                             --------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $157,720       $157,176
                                             --------      ---------
                                             --------      ---------

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

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS - UNAUDITED

                                          Three Months Ended   Nine Months Ended
                                             September 30,      September 30,
                                          ------------------   -----------------
                                             1997     1996     1997      1996
                                          --------- -------- --------- ---------
Net sales                                  $55,359  $62,114  $172,755  $184,358

Cost of sales                               48,138   54,310   148,560   159,163
                                           -------  -------  --------  --------
Gross margin                                 7,221    7,804    24,195    25,195

Selling, general and administrative expense  5,357    5,526    16,465    16,643
                                           -------  -------  --------  --------
Income from operations                       1,864    2,278     7,730     8,552

Interest expense                             3,238    2,363     9,715     7,020
Guarantee fee                                   -        -         -        375
Other income (expense) - net                   (42)     (13)     (104)      (52)
                                           -------  -------  --------  --------
Income (loss) before income taxes
    and minority interest                   (1,416)     (98)   (2,089)    1,105

Income tax provision (benefit)                (387)     (40)     (665)      453

Minority interest expense                       -       109        -        299
                                           -------  -------  --------  --------
Net income (loss)                          $(1,029) $  (167) $ (1,424) $    353
                                           -------  -------  --------  --------
                                           -------  -------  --------  --------
Weighted average shares and
    common stock equivalents outstanding     6,290    6,149     6,211     6,959

Net income (loss) per share                $ (0.16) $ (0.03) $  (0.23) $   0.05

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
(In thousands)                                              1997         1996
                                                          -------       ------
Operating activities
Net income (loss)                                         $(1,424)      $   353
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation                                            4,170         3,165
    Amortization of goodwill and deferred financing costs   1,404         1,066
    Minority interest                                           -           299
    Accrued interest on notes payable to related parties        -           154
    Changes in operating assets and liabilities
      Accounts receivable                                  (4,090)       (1,682)
      Inventories                                           1,087        (7,142)
      Prepaid expenses and other assets                       (12)         (366)
      Accounts payable, accrued liabilities, and
        other current liabilities                           1,833         3,563
                                                          -------       -------
Net cash provided by (used in) operating activities         2,968          (590)
                                                          -------       -------
Investing activities:
  Purchase of property, plant and equipment                (5,965)       (7,260)
  Other                                                      (221)           56
                                                          -------       -------
Net cash used in investing activities                      (6,186)       (7,204)
                                                          -------       -------
Financing activities:
  Proceeds (payments) on working capital revolvers, net      (353)        8,892
  Issuance of long-term debt                                    -         8,500
  Principal payments on long term debt and leases            (246)       (8,252)
  Issuance of common stock                                    702           500
  Deferred financing costs                                      -        (1,731)
                                                          -------       -------
Net cash provided by financing activities                     103         7,909
                                                          -------       -------
  Decrease in cash and cash equivalents                    (3,115)          115

Cash and cash equivalents at beginning of period            9,699         3,048
                                                          -------       -------
Cash and cash equivalents at end of period                $ 6,584       $ 3,163
                                                          -------       -------
                                                          -------       -------

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

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

3. In October 1996, the Company acquired all of the approximately 25% minority interest in its Brown-Bridge Industries, Inc. subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Spinnaker's Common Stock. As additional consideration for the shares of capital stock of Brown-Bridge, the minority shareholders received the right to a contingent payment, which is exerciseable at any time during the period beginning October 1, 1998 and ending September 30, 2000.

4. Of inventory values at September 30, 1997 and December 31, 1996, approximately 49% and 47%, respectively, are valued using the last in, first out method (LIFO), 46% and 48%, respectively, are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at September 30, 1997, and December 31, 1996:

                                            1997      1996
                                            ----      ----
                                            (in thousands)

        Finished goods                    $ 8,773   $10,351
        Work-in-process                     3,789     3,518
        Raw materials and supplies         18,989    18,769
                                          -------   -------

        TOTAL                             $31,551   $32,638
                                          -------   -------
                                          -------   -------

5. On October 23, 1996, the Company issued $115,000,000 of 10 3/4% Senior Secured Notes ("Notes") due 2006. The Notes were issued in a private placement under Rule 144A, and were subsequently exchanged for notes with similar terms that were registered under the Securities Act of 1933 in February 1997. The proceeds from the private placement of the Notes were used to retire the Company's outstanding term and revolver obligations, except the mortgage note at Entoleter, Inc. and various capital lease obligations.

    Following is a summary of long term debt of the Company at September 30, 1997, and December 31, 1996:
                                                        1997        1996
                                                        ----        ----
                                                          (in thousands)
    10 3/4% Senior Secured Notes, due 2006 with
     interest payable semi-annually each April 15
     and October 15 . . . . . . . . . . . . . . . .  $115,000     $115,000

    9 1/4% mortgage note from bank, payable on
     demand. Secured by certain property of
     Entoleter. . . . . . . . . . . . . . . . . . .       788          969

    Capital lease obligations. . . . . . . .  . . .       160          193
                                                     --------     --------
                                                      115,948      116,162
    Less current maturities . . . . . . . . . . . .      (831)      (1,049)
                                                     --------     --------

                                                     $115,117     $115,113
                                                     --------     --------
                                                     --------     --------

6. In September 1997, Boyle Fleming & Company ("BF") exercised Class "A" warrants pursuant to which the Company has issued to BF an aggregate 262,970 shares of common stock and 262,970 shares of Class A common stock. Richard J. Boyle and Ned N. Fleming, III, the Company's Chairman and Chief Executive Officer, and President and Chief Operating Officer, respectively, are shareholders, directors and officers of BF.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share for the three months and nine months ended September 30, 1997 and 1996 is not expected to be material.

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

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

The Company's net sales for the quarter ended September 30, 1997 were $55.4 million, compared to $62.1 million in the corresponding 1996 period. In the Company's core business markets, adhesive-backed label stock and pressure sensitive tape markets, net sales during the third quarter of 1997 reflect a marginal increase in unit sales comparable to the corresponding 1996 period and lower average selling prices resulting from changes in product mix and selected market competition from the 1996 period. On a consolidated basis, net sales also reflect higher freight and discount costs, a decline of $1.6 million in sales of industrial equipment, and the Company's decision to terminate a relationship with an existing customer of the Company's reinforced and box tape products, which also reduced period to period net sales by $1.5 million.

The Company's September 1997 net sales however, reflect increased unit sales from the corresponding period in 1996. The third quarter, and more specifically July, is historically impacted by the annual one-week shutdown of the Company's Menasha, Wisconsin facility for scheduled maintenance and specific capital projects. Further, certain key consumer and converter product customers of the adhesive-backed label stock business also follow similar procedures and were shutdown during the July and August periods, resulting in subsequent inventory adjustments.

GROSS MARGIN

Gross margin, as a percentage of net sales, increased to 13.0% in the quarter ended September 30, 1997 from 12.6% in the comparable 1996 period. These improvements were primarily due to improved manufacturing variances and lower average unit manufacturing costs of adhesive-backed material products, partially offset by a $0.4 million decrease in gross margins in the industrial equipment business.

The Company attributes improvements in manufacturing variances to manufacturing efficiencies gained through reductions in manufacturing personnel, material process and handling modifications and capital investments made over the past twelve months. The capital investments have been focused on improving manufacturing efficiencies by increasing output and reducing manufacturing downtime.

The installation of a new silicone coater at the Company's adhesive-backed label stock manufacturing facility, which became operational during the first quarter of 1997, enabled the Company to significantly increase internal silicone lining capacity and eliminate the need to outsource a portion of its production requirements.

Lower average unit manufacturing costs were attributable to the foregoing improvements, as well as variances in product mix. Product mix was impacted by customer demands through changes in customers' product requirements and specifications, such as application, length, width, and quantity.

In the industrial equipment business, gross margins during the third quarter were 20.2% compared to 24.9% in the third quarter of 1996. The lower gross margins are primarily attributable to lower sales and reduced manufacturing overhead absorption.

INCOME FROM OPERATIONS

Income from operations for the quarter ended September 30, 1997 were $1.9 million compared to $2.3 million in the corresponding 1996 period. These operating results reflect improved gross margin percentages and lower selling, general and administrative ("SG&A") expenses, offset by a $0.4 million decrease in gross margins in the industrial equipment business and a $0.2 million increase in depreciation and amortization expenses from the comparable 1996 period.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1997 increased approximately $0.9 million compared to the corresponding period for 1996. The increase is attributable to higher average outstanding debt obligations and related interest rates during the period and amortization of deferred financing costs associated with the Company's 10 3/4% Senior Secured notes issued in October 1996.

INCOME TAXES

The third quarter 1997 income tax rate for federal and state income taxes reflects a revised annual effective tax rate of approximately 32%. In the corresponding period of 1996 the effective income tax rate was approximately 41%.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

The Company's net sales for the nine months ended September 30, 1997 were $172.8 million compared to $184.4 million in 1996. Unit sales of postage stamp paper stock for the first nine months of 1997 increased nearly 9% compared to 1996, and unit sales of pressure sensitive adhesive-backed label stock and pressure sensitive tapes increased approximately 3% during this period. These increases in unit sales were offset by lower average selling prices resulting from variances in product mix that were attributable to changes in customers' requirements and specifications, such as product application, length, width, and quantity, and the Company's decision to terminate a relationship with an existing customer of the Company's reinforced and box tape products, which further reduced period to period net sales approximately $4.0 million. The decrease in net sales for the nine month period also reflects a decline of $2.1 million in sales of industrial equipment and higher freight costs.

GROSS MARGIN

Gross margin, as a percentage of net sales increased to 14.0% in the nine months ended September 30, 1997 from 13.7% in the comparable 1996 period. The improved gross margin percentage was due to improved manufacturing variances and lower average unit manufacturing costs of adhesive-backed material products.

The tape production operations have continued to improve from those experienced in 1996, and have shown significant improvement from the manufacturing variances experienced as recently as the first quarter of 1997. The Company attributes these improvements in manufacturing variances to efficiencies gained through reductions of manufacturing personnel, material process and handling modifications and capital investments made over the past twelve months. The Company is continuing to focus its management efforts and capital investments on improving manufacturing efficiencies and increasing capacity.

The installation of a new silicone coater at the Company's adhesive-backed label stock manufacturing facility, which became operational in January 1997, enabled the Company to significantly increase internal silicone lining capacity and eliminate the need to outsource a portion of its production requirements, resulting in estimated savings of approximately $2.4 million during the nine month period.

Lower average unit manufacturing costs are attributable to variances in product mix and improved manufacturing efficiencies during the period. Product mix was impacted by changes in customers' product requirements and specifications, such as application, length, width, and quantity. The manufacturing efficiencies were primarily a result of recent capital investments to increase output and reduce manufacturing downtime.

INCOME FROM OPERATIONS

Income from operations was $7.7 million or 4.5% of net sales in the nine months ended September 30, 1997 compared to $8.5 million or 4.6% of net sales in the comparable 1996 period. These operating results reflect lower gross margin dollars and $0.7 million of higher depreciation and amortization expenses, offset by lower administrative expenses relating to personnel reductions at the Company's operating entities as compared to the 1996 period.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 1997 increased approximately $2.7 million compared to the corresponding period for 1996. The increase is attributable to higher average outstanding debt obligations and related interest rates during the period, and amortization of deferred financing costs associated with the Company's 10 3/4% Senior Secured notes issued in October 1996.

OTHER INCOME (EXPENSE) - GUARANTEE FEE

As part of the acquisition of Central Products Company, Lynch Corporation, the Company's corporate parent, agreed to guarantee a $25.0 million note to Alco Standard Corporation at a rate of 0.5% of the principal amount per month ($125,000 per month). This guarantee ended on March 31, 1996, upon the completion of the refinancing of certain notes.

INCOME TAXES

The 1997 estimated annual effective income tax rate for federal and state income taxes is approximately 32%, compared to approximately 41% in 1996. The change in the tax rate is attributable to the impact of non-deductible permanent tax differences on estimated earnings before tax.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance at September 30, 1997 was approximately $6.6 million. The cash balance represents an increase of approximately $3.4 million from a year earlier. Additionally, the Company's current portion of long-term debt and working capital revolver obligations are approximately $1.2 million compared to $46.6 million at September 30, 1996. The Company's availability under the working capital revolver is approximately $36.0 million.

The Company generated approximately $3.0 million in net cash from operating activities for the nine months ended September 30, 1997, compared to $590,000 net cash used in the corresponding period in 1996. The difference is attributable to changes in net operating assets and liabilities, offset by lower net income during the nine month period ended September 30, 1997.

Net cash used in investing activities was $6.2 million in the first nine months of 1997 compared to $7.2 million in the comparable 1996 period. Investing activities in 1997 were primarily focused on providing increased capacity and improved manufacturing efficiencies in the Company's tape production facilities, while investments in 1996 included a new silicone and adhesive coater for the Company's label stock business. In addition, in 1996 the Company acquired its tape production facility in Brighton, Colorado, and funded financing costs associated with the Company's October 1996 issuance of $115 million of 10 3/4% Senior-Secured Notes.

Financing activities during the nine months ended September 30, 1997 generated approximately $103,000, which includes the issuance of approximately 526,000 shares of common stock upon the exercise of warrants held by BF at a total price of $702,000, offset by reductions in the working capital borrowings and payments on long-term debt and capital leases. Cash generated from financing activities in the corresponding period in 1996 included net working capital borrowings of $8.9 million offset by $1.7 million of deferred financing costs. In addition, on April 5, 1996, the Company issued approximately 187,000 shares of common stock upon the exercise of warrants held by BF at a total price of approximately $500,000.

The Company's subsidiaries have unused credit facilities available for future use, including revolving credit agreements with a maximum aggregate availability of $40.0 million expiring October 2001. Borrowings under these credit lines totaled approximately $0.3 million at September 30, 1997. The Company is charged an unused credit fee every month of 0.375% per annum. Interest on outstanding borrowings bears interest at variable rates related to the prime interest rate or the lenders base rate. At September 30, 1997, the interest rate in effect was 10.25%.

Credit availability under the lines of credit is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. As of November 7, 1997, aggregate availability was $36.4 million, of which, less than $0.4 million was outstanding. The operating assets of the subsidiaries secure these lines.

Certain agreements with the Company's lenders impose restrictions on the ability of the Company or the Company's subsidiaries to pay dividends. The Company is required to comply with various covenants including limitations on capital expenditures, interest coverage, and minimum levels of net worth and current ratio, as well as various other financial covenants.

The Company continues to investigate the possibility of pursuing an offering of equity, however, there can be no assurance that an offering will be accomplished on terms satisfactory to the Company.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits
     --------

11.    Statement of Computation of Per Share Earnings

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


                                  SPINNAKER INDUSTRIES, INC.
                                  --------------------------
                                        (Registrant)




                                  /s/ Craig J. Jennings
                                  --------------------------
                                  Vice President and Controller

Date:    November 11, 1997

                                EXHIBIT INDEX


Exhibit Page No.                                             Sequential
----------------                                             ----------

11.    Statement of Computation of Per Share Earnings            15

27.    Financial Data Schedule