Form 10-K
period 1997-12-31
SPINNAKER INDUSTRIES INC
filed 1998-03-31
CIK 314865

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13961

                            ------------------------

                           SPINNAKER INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             06-0544125
          (State of incorporation)          (IRS Employer Identification No.)

  600 N. PEARL STREET, SUITE 2160, DALLAS,                75201
                     TX                                (zip code)
  (Address of principal executive offices)

                                 (214) 855-0322
              (Registrant's telephone number, including area code)

                         ------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                            no par
Common Stock.........................................................        value
                                  Title of Class

                                                                            no par
Class A Common Stock.................................................        value
                                  Title of Class

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

    The total aggregate market value of the 1,327,391 shares of voting stock held by non-affiliates of the Registrant (669,819 shares of Common Stock and 657,572 shares of Class A Common Stock) was $28,532,783 (based upon the closing bid of the Registrant's Common Stock and Class A Common Stock in the NASDAQ on March 27, 1998 of $21.00 per share of Common Stock and $22.00 per share of Class A Common Stock). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Registrant.

    The number of outstanding shares of the Registrant's Common Stock and Class A Common Stock was 3,575,680 and 3,566,067, respectively, as of March 30, 1998, for a total of 7,141,747.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III: Proxy Statement for the 1998 Annual Meeting of Stockholders to be held May 15, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

A.  HISTORICAL OPERATIONS

    Spinnaker Industries, Inc., a Delaware corporation (the "Registrant" or the "Company"), is a leading manufacturer and marketer of adhesive carton sealing tape and adhesive-backed label stock, primarily for the industrial tape and pressure sensitive label stock markets. The Registrant's strategy is to focus on the growing pressure sensitive markets for industrial sealing tape and label stock applications, while pursuing acquisitions within the adhesive-backed materials industry that complement its existing businesses. The Company's businesses are grouped into two principal categories that accounted for the following percentages of net sales for the year ended December 31, 1997: industrial tape (51.6%) and adhesive backed label stock (46.0%). For the year ended December 31, 1997, the Company had net sales of $232.0 million and EBITDA (as defined) of $17.8 million.

    In 1987, Lynch Corporation, an Indiana corporation ("Lynch"), which is listed on the American Stock Exchange, purchased from a group of investors approximately 82% of the outstanding common stock of the Registrant. As of December 31, 1997, Lynch Manufacturing Corporation ("LMC"), a wholly-owned subsidiary of Lynch, owned 2,237,203 and 2,259,063 shares, or 67.8% and 67.5%, respectively, of the Registrant's common stock, no par value (the "Common Stock") and Class A Common Stock, no par value (the "Class A Common Stock"). Prior to June 1994, the Company's principal business activity consisted of the operations of Entoleter, Inc., a Delaware corporation ("Entoleter"). In June 1994, the Company entered into a management agreement (the "Management Agreement") with Boyle, Fleming & Co., Inc. ("BF"), pursuant to which BF would provide operations management, strategic planning, acquisition analysis and implementation, investment banking and financial advisory services and the supervision of the Company's financial reporting and regulatory obligations. Subsequent to the creation of its management relationship with BF, the Company redirected its strategic plan and consummated the acquisitions of the operations at Spinnaker Coating, Inc. (f/k/a Brown-Bridge Industries, Inc.), a Delaware corporation ("Spinnaker Coating"), and Central Products Company, a Delaware corporation ("Central Products"), as described below. More recently, the Company completed the acquisition of the pressure sensitive paper products operations of (the "Pressure Sensitive Business") of S.D. Warren Company ("Warren"), which is also described below. The Pressure Sensitive Business is operated by Spinnaker Coating-Maine, Inc., a Delaware corporation and indirect subsidiary of the Company ("Coating-Maine"), as part of the Company's adhesive-backed label stock operations. Although the Management Agreement between BF and the Company was terminated in August 1996, the principals of BF have continued to be employed as Chairman of the Board and Chief Executive Officer, and the President, respectively, of the Company. In May 1997, the President also became the Chief Operating Officer of the Company.

    On October 4, 1995, the Company completed the acquisition (the "Central Products Acquisition") of the carton sealing tape division of Alco Standard Corporation ("Alco") through its newly formed Central Products subsidiary. Central Products, whose operations were founded in 1917, is a leading manufacturer of carton sealing tape and offers the broadest line of such products in the United States. According to Company estimates, Central Products has a greater than 50% share of the water sensitive carton sealing tape market, where its revenues are more than twice those of its next largest competitor. In the pressure sensitive carton sealing tape market, Central Products is one of the three largest manufacturers for carton sealing tape applications, and the Company believes that Central Products is the only manufacturer of all pressure sensitive technologies (acrylic, hot melt and natural rubber), which provides the Company with a competitive advantage by allowing it to meet the broadest range of application requirements of its customers. Its branded and private label products are used primarily for commercial packaging applications and are sold through its national sales force to over 1,500 paper and office products distributors nationwide, including the largest national distributors of paper products, for resale to over 20,000 end users. In 1995, in connection with the Central Products Acquisition, Central Products entered into a private label supply agreement with Unisource Worldwide, Inc. ("Unisource"), a subsidiary of Alco which is the largest United States distributor of office paper products, to supply a complete line of private label carton sealing tape products. In 1995, Central Products also became a major vendor to xpedx (a division of International Paper Co.), the second largest distributor of paper products in the United States, to supply a full line of private label water sensitive and pressure sensitive carton sealing tape products. The Company believes that these arrangements with key customers distinguish the Company's leading position as the only one-stop manufacturer of private label products in the carton sealing tape market.

    On September 19, 1994, the Company completed the acquisition (the "Spinnaker Coating Acquisition") of its Spinnaker Coating operations in which it, together with Lynch, certain officers and employees of Spinnaker Coating and affiliates of BF (the "Minority Stockholders"), purchased the label stock business of Kimberly-Clark Corporation through its newly formed "Brown-Bridge Industries, Inc." subsidiary. Spinnaker Coating's operations were founded in 1928 and, according to Company estimates, is the fifth largest manufacturer of adhesive-backed label stock and is the only manufacturer of all adhesive-backed paper technologies (pressure, water and heat sensitive), which enables the Company to provide a broad range of standard and custom adhesive-backed label stock products that meet the design specifications of its customers. Spinnaker Coating offers a full line of more than 2,000 variations of adhesive-backed label stock and sells its products in roll and sheet form to over 1,000 printers, paper merchants and industrial users. Customers convert its label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamp stock, decorative labels and other specialty industrial uses. Spinnaker Coating is the largest supplier of pressure sensitive postage stamp stock for use by the U.S. Postal Service (the "Postal Service"). In March 1998, the U.S. Bureau of Engraving and Printing awarded the Company a five-year contract to supply its requirements for paper stock for pressure sensitive postage stamps. The Company estimates the value of the foregoing contract to be approximately $75 million.

    On March 17, 1998, the Company closed the acquisition (the "Coating-Maine Acquisition") of the Pressure Sensitive Business from Warren through its newly formed subsidiary, Coating-Maine. Coating-Maine operates the Pressure Sensitive Business at a portion of Warren's paper mill near Portland, Maine. The Pressure Sensitive Business began operations in 1976 and is a major manufacturer and marketer of pressure sensitive adhesive-backed label stock. The Pressure Sensitive Business manufactures and markets label stock primarily for the EDP segment of the label stock market. The Pressure Sensitive Business' EDP products are used in various labeling end uses, including form printing and product marking and identification. The Pressure Sensitive Business generated $62.1 million of net sales in the fiscal year ended October 1, 1997, which, on a pro forma basis, accounted for 21% of the Company's net sales for the year ended December 31, 1997.

    The Company also manufactures and markets industrial process equipment and air pollution control scrubbers through its Entoleter subsidiary. The Company is exploring strategic alternatives with respect to Entoleter to improve shareholder value, including the possible sale of Entoleter or spin-off of Entoleter through a distribution of the common stock of Entoleter to the Company's shareholders. There can be no assurance, however, that any transaction involving Entoleter will occur.

INDUSTRIAL TAPE

    The Company's carton sealing tape is used for the packaging of goods for shipment by a wide variety of manufacturing, retail and distribution companies, such as UPS and Land's End. The Company manufactures pressure sensitive tape with all three primary adhesive technologies: acrylic, hot melt and natural rubber. It also offers three types of water sensitive tape: paper tape, fiberglass reinforced tape and box tape. The Company believes it is the only United States supplier to manufacture both pressure sensitive tape and water sensitive tape, and that it is the only company to produce pressure sensitive tape utilizing all three pressure sensitive adhesive technologies.

    PRESSURE SENSITIVE TAPE. Pressure sensitive tape is manufactured primarily through the coating of plastic film with a thin layer of acrylic, hot melt or natural rubber adhesive. The adhesive is applied to various grades of high-quality, low-stretch polypropylene film for use in most applications as well as PVC and polyester films which are used for certain specialized applications. Acrylic adhesives, which are noted for their clarity, non-yellowing properties, good temperature resistance and low application cost, are best suited for manual applications on light and medium carton sealing situations. Hot melt adhesives, noted for their quiet release and easy unwind during application, are the most widely used pressure sensitive adhesives because they satisfy 90% of all carton sealing requirements. Natural rubber adhesives are unique because of their aggressive adhesion properties and, although they are ideal for recycled content cartons and cartons requiring hot, humid or cold packing, transportation and storage, they can be used for a wide variety of surface conditions and extreme temperature tolerances. The Company's pressure sensitive tapes are sold under the trade names
Alltac-Registered Trademark- and Central-Registered Trademark-.

    WATER SENSITIVE TAPE. Water sensitive tape is generally manufactured through the application of a thin layer of water sensitive adhesive to gumming kraft paper. It is offered as either non-reinforced (paper) tape or fiberglass reinforced tape. Non-reinforced tape is made by applying an adhesive to a single layer of high tensile strength kraft paper coated with the Company's patented starch-based adhesive. Non-reinforced tapes are totally biodegradable and are used in light to medium carton sealing applications. Fiberglass reinforced tape contains a layer of fiberglass yarn placed between two layers of kraft paper, and is typically used to seal heavy packages or on cartons that will be subject to a high level of abuse during shipping and is also favored in shipping high value goods due to its strong sealing qualities. Both non-reinforced tape and fiberglass reinforced tape are available in light, medium and heavy grades. The Company's water sensitive carton sealing tapes are sold under the trade names Glasseal-Registered Trademark-, Central-Registered Trademark-, Green Core-TM- and Tru-Seal-TM-.

    TAPE DISPENSING MACHINES. The Company also supplies tape dispensing equipment manufactured by other companies. The Company currently offers a broad line of carton sealing equipment for pressure sensitive tape, which ranges from hand held dispensers to automatic random sizing equipment. The Company also offers two types of table top dispensers for water sensitive tape a manual dispenser and a more expensive electric dispenser.

ADHESIVE-BACKED LABEL STOCK

    The Company develops, manufactures and markets adhesive-backed label stock that is converted by printers and industrial users into products that are utilized for marking, identifying, labeling and decorating applications and products. The Company's adhesive-backed label stock products are offered in three primary adhesive categories: pressure sensitive, water sensitive and heat sensitive. During 1997, pressure sensitive products constituted approximately 87% of the Company's net sales of adhesive-backed label stock products, while water sensitive products constituted 10% and heat sensitive products constituted 3% of such sales.

    PRESSURE SENSITIVE. Pressure sensitive adhesive-backed label stock products, which are activated by the application of pressure, are manufactured with a three element construction consisting of face stock, adhesive coating and silicone coated release liner. The adhesive product is sold in roll or sheet form for further conversion into products used primarily for marking, identification and promotional labeling. The Company's pressure sensitive products are sold under the trade names Strip Tac-Registered Trademark- and Strip Tac Plus-Registered Trademark-. Roll pressure sensitive products are generally sold to label printers that produce products used primarily for informational labels (shipping labels, price labels, warning labels, etc.), product identification and postage stamps. Sheet pressure sensitive products are sold to commercial sheet printers, who provide information labels and other products (such as laser printer stock).

    WATER SENSITIVE. Water sensitive adhesive-backed label stock products, which are activated by the application of water, include a broad range of paper and cloth materials, coated with a variety of adhesives.

The adhesive coated products are sold in roll or sheet form for further conversion to postage and promotional stamps, container labels, inventory control labels, shipping labels and splicing, binding and stripping tapes. The water sensitive line is sold under the trade name Pancake-Registered Trademark-and consists of three product groups: dry process, conventional gummed and industrial. Dry process is sold primarily for label and business form uses. Conventional gum products serve many of the same end uses for hand applied labels as dry process stock. A major portion of these products is sold for government postage and promotional stamp uses. Industrial products are sold in several niche markets, such as electrical and other specialty markets.

    HEAT SENSITIVE. Heat sensitive adhesive-backed label stock products, which are activated by the application of heat, are manufactured by coating a face stock with either a hot melt coating or an emulsion process adhesive. The heat sensitive product line is sold primarily for labeling end uses, such as pharmaceutical bottles, meat and cheese packages, supermarket scales, cassettes and bakery packages. The adhesive coated product is sold in roll or sheet form for further conversion. The Company's heat sensitive products are sold under the trade name Heat Seal-Registered Trademark-.

MARKETING AND CUSTOMERS

    The Company's marketing strategy focuses not only on products, but also customer service. The Company has conducted business with its top ten customers for approximately fifteen years on the average. The Company's relationships with customers focus on customer service and its ability to research and develop custom solutions for unique end user applications. The Company's marketing and customer service provides the Company with new growth opportunities to increase market share. The Company believes that the breadth of its product line, commitment to product quality and reputation for innovation will enable it to increase its market share through the introduction of new products. The Company markets its broad range of products to a variety of customers. During 1997, no single customer accounted for more than 10% of the Company's net sales.

    The Company's strategy for marketing its tape products is to emphasize supplying a full line of both water sensitive and pressure sensitive tape products to the carton sealing tape industry. The Company sells its products directly to over 1,500 paper distributors (customers), who in turn resell these tape products to the end user markets. In addition, the Company sells private-brand carton closure tapes direct to large customers who in turn distribute the products under their name to end users. The Company provides its distributor customers with a high level of product education to enable them to better sell the Company's products. The Company maintains a training center at its Menasha facility, where it conducts a "Tape School" five times yearly for educating customers about its products. The Company also provides on-site training and gives its distributors in-depth product literature and technical materials.

    The Company markets its adhesive-backed label stock products through its own sales representatives to regional and national printers, converters and merchants. The majority of sales represent product sold and shipped from the Company's facilities in Troy, Ohio. However, to broaden its market penetration, the Company also contracts with seven regional processors throughout the United States, with whom it stores product until sold. Generally, these processors perform both slitting and distribution services for the Company.

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

    The Company manufactures each of the three primary adhesive technologies of pressure sensitive carton sealing tape used within the industry: acrylic, hot melt and natural rubber. The Company also produces all three types of water sensitive carton sealing tape: paper, fiberglass reinforced and box tape. The Company manufactures its pressure sensitive tape at its facilities in Brighton, Colorado, and manufactures its water sensitive tape at the Company's facilities in Menasha, Wisconsin. The Company has implemented product and process improvements at both of its manufacturing facilities that have decreased costs and increased manufacturing efficiencies, primarily through reductions in down time and the loss of raw materials in its manufacturing processes. Over the last two years, the Company has made approximately $12.8 million in capital improvements to achieve such efficiencies by automating and updating its processes. In addition, the Company has implemented a progressive team management approach, which facilitates frequent meetings between supervisors and team members to discuss ideas for further improving the Company's manufacturing processes.

    The Company manufactures adhesive-backed label stock that is converted by customers into products for marking, identifying, labeling and decorating applications. The Company offers its adhesive-label stock products in three primary categories: pressure sensitive, water sensitive and heat sensitive. The Company manufactures its adhesive-back label stock products at two plants in Troy, Ohio. The Company has implemented its C2E program at these facilities, which is intended to improve throughput, reduce working capital needs and reduce overall costs. In addition, the Company has made approximately $4.9 million in capital expenditures at these facilities, including $4.0 million for the addition of a new production line for silicone coating. During 1996, before the addition of the new production line, the Company outsourced a portion of its silicone coated liner requirements. The Company incurred higher costs of sales (approximately $2.3 million) for the year ended December 31, 1996 as a result of such outsourcing.

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

    Among the Company's manufacturing strengths at its water sensitive tape operation are fully integrated, computerized coating and laminating machines, fully automated slitting, rewinding and packaging machines and a state of the art print shop. At its pressure sensitive tape operation, they include an in-house film line for production of polypropylene film and an advanced computerized coating machine for each of the three adhesive technologies.

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

    The Company competes with other manufacturers of carton sealing tape products as well as manufacturers of alternative carton closure products. The Company believes the basis of competition in the carton sealing market is quality of adhesion across a broad spectrum of applications, delivery and account service, and price, although other factors, such as technical support and product literature, may enhance a company's competitive position. There are a wide range of participants in the carton sealing industry, including large diversified corporations (principally in pressure sensitive tape) and small private companies (principally in water sensitive tape). Central Products is one of the leading manufactures of water sensitive tape. 3M Corporation is the largest manufacturer of pressure sensitive tape in the carton sealing market in the United States.

    The adhesive-backed label stock market is fragmented. The Company competes with several national manufacturers, including Avery-Dennison, Bemis, 3M Corporation and a number of smaller regional manufacturers. The Company believes that Avery-Dennison, Bemis and 3M Corporation are the only competitors with national production facilities.

ENVIRONMENTAL REGULATIONS

    The Company is subject to environmental laws and regulations governing emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters. Environmental laws and regulations are constantly evolving and it is impossible to predict the effect that these laws and regulations will have on the Company in the future. The Company periodically conducts evaluations of its environmental compliance and while the Company believes it is currently in substantial compliance with all such environmental laws and regulations, there can be no assurance that it will at all times be in complete compliance with all such requirements. In addition, the Company believes that any noncompliance is unlikely to have a material adverse effect on the Company. The Company has made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable and the amount of such liability could be material.

    The Company has identified possible environmental issues related to portions of Entoleter's land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been taken by any regulatory agency.

PATENTS AND TRADEMARKS

    Patents are held by the Company with respect to the manufacture of certain of its products, but management does not consider such patents to be important to the Company's operations. The patents expire over various lengths of time with the last patent expiring in about 10 years. The Company has registered several of its trade names and trademarks for adhesive-backed materials. The Company does not believe that its use of trademarks or trade names infringes on the rights of any third parties.

INTERNATIONAL SALES

    The Company's foreign sales were $14.2 million, $11.5 million, and $10.4 million in 1997, 1996, and 1995, respectively. Of the $14.2 million in 1997 foreign sales, approximately 86% were represented by exports of Spinnaker Coating and Central Products adhesive-backed materials. The substantial majority of these sales were to Canadian customers and, consequently, the Company believes that the risks commonly associated with doing business in foreign countries are minimal. The profitability of foreign sales is substantially equivalent to that of domestic sales. Because foreign sales are transacted in United States dollars, payments in many cases are secured by irrevocable letters of credit.

LITIGATION

    The Company from time to time is involved in various legal proceedings arising in the ordinary course of business operations, such as employment matters, contractual disputes and personal injury claims. There are no proceedings currently pending for which the Company's potential liability would be material to its financial condition or results of operations.

INDUSTRIAL PROCESS EQUIPMENT BUSINESS

    Entoleter engineers, manufactures and markets a vertically integrated line of size reduction equipment complemented by a line of air pollution control equipment. Entoleter's products primarily consist of: (i) Centrimil Milling Equipment for particle size reduction; (ii) Centrimil granulators for the plastics molding industry and precision cutters for the film and non-woven industry; and (iii) Centrifield Scrubbers for the removal of impurities from air, gases and liquids, and for heat recovery, gas absorption, and other mass transfer functions.

    The Company is exploring strategic alternatives with respect to Entoleter to improve shareholder value, including the possible sale or spin-off of Entoleter. There can be no assurance, however, that any transaction involving Entoleter will occur.

EMPLOYEES

    As of December 31, 1997, the Company employed approximately 945 persons, of which 357 were Spinnaker Coating employees, 542 were Central Products employees and 36 were Entoleter employees. All employees other than management are paid on an hourly basis. A majority of its hourly employees are not represented by unions. Central Products has a labor agreement expiring in 1998 with the United Paperworkers International Union AFL-CIO covering approximately 184 hourly employees at the Menasha, Wisconsin plant. Entoleter's approximately 15 hourly-paid production employees are members of the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires on April 30, 1999. The Company believes that its relations with its employees are good; however, there can be no assurance that the Company will not experience work stoppages or slowdowns in the future.

B.  PRESSURE SENSITIVE BUSINESS

OVERVIEW

    On November 18, 1997, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Warren to purchase the Pressure Sensitive Business. Warren is a large pulp and paper producer owned by an indirect wholly owned subsidiary of SAPPI, Ltd., a public South African conglomerate. The Pressure Sensitive Business' assets are located in several buildings located next to Warren's paper mill in Westbrook, Maine, which is near Portland, Maine.

    The Coating-Maine Acquisition was closed effective as of March 17, 1998. Prior to the closing, the Company assigned its rights and obligations under the Asset Purchase Agreement and related transaction documents to Coating-Maine, which acquired the Pressure Sensitive Business at the time of the acquisition. Coating-Maine will operate the Pressure Sensitive Business as a part of the Company's adhesive-backed label stock operations conducted by Spinnaker Coating.

    The Pressure Sensitive Business began operations in 1976 and is a major manufacturer and marketer of pressure sensitive adhesive-backed label stock. The Pressure Sensitive Business manufactures and markets label stock primarily for the EDP segment of the label stock market. The Pressure Sensitive Business' EDP products are used in various labeling end uses, including form printing and product marking and identification. The Pressure Sensitive Business generated $62.1 million of net sales in the fiscal year ended October 1, 1997, which, on a pro forma basis, accounted for 21% of the Company's net sales for the year ended December 31, 1997.

    The Coating-Maine Acquisition is consistent with Spinnaker's long-term strategy for expanding its presence in the market for adhesive-backed label stock. In addition, Spinnaker Coating and the Pressure Sensitive Business are expected to complement each other by strengthening their respective product offerings, customer bases and manufacturing capabilities. The Company believes the addition of the Pressure Sensitive Business to Spinnaker Coating's adhesive-backed label stock business will make the Company the fifth largest producer of label stock and the second largest provider of EDP label stock. Management of the Company believes that the strategic benefits of the Coating-Maine Acquisition will be primarily derived from cross-selling opportunities, overhead reduction, manufacturing efficiencies and purchasing savings.

INTEGRATION

    Prior to the Coating-Maine Acquisition, the Pressure Sensitive Business was operated as a division of Warren. Spinnaker is integrating the Pressure Sensitive Business into its label stock operations, which will be managed by the current Spinnaker Coating management team and will include certain employees of Warren. The Company believes that the Pressure Sensitive Business' operations will be substantially integrated with the Company within 90 days of the Coating-Maine Acquisition. The Coating-Maine Acquisition and operation of the Pressure Sensitive Business could affect the amount of certain contingent payments to be made to certain former stockholders of Spinnaker Coating. See "Executive Compensation."

STRATEGIC BENEFITS

    The Coating-Maine Acquisition strengthens the Company's position in the adhesive-backed materials market. The Company believes the addition of the Pressure Sensitive Business to Spinnaker Coating's adhesive-backed label stock business will make the Company the fifth largest producer of label stock and the second largest manufacturer of EDP label stock. The strategic benefits of the Coating-Maine Acquisition will be primarily derived from the following:

    - CROSS-SELLING OPPORTUNITIES. Management believes the Company will benefit from many cross-selling opportunities as a result of the Acquisition. Spinnaker Coating and the Pressure Sensitive Business have little customer overlap, as Spinnaker Coating focuses on speciality products for middle market customers while the Pressure Sensitive Business focuses on standardized products for large customers. Spinnaker Coating expects to sell its specialized products to large customers as a result of the Pressure Sensitive Business' existing strong relationships with such customers combined with customers' desires to buy products from fewer suppliers. Similarly, the Pressure Sensitive Business expects to sell its standardized products to middle market customers due to Spinnaker Coating's existing strong relationships and customers' desire to consolidate these purchases. Management believes these cross-selling opportunities are strengthened because Spinnaker Coating has competitive advantages in the manufacturing and marketing of specialty products, while the Pressure Sensitive Business has competitive advantages as a low cost producer of high quality standardized products.

    - OVERHEAD REDUCTION. Historically, Warren allocated certain costs to the Pressure Sensitive Business that the Company believes are in excess of those that will be required to operate the Pressure Sensitive Business on an ongoing basis. These costs included executive, legal, accounting, purchasing and other corporate overhead functions, as well as other allocated costs related to maintenance, material handling and security.

    - MANUFACTURING EFFICIENCIES. The Coating-Maine Acquisition enhances the Company's manufacturing capabilities. The Pressure Sensitive Business is currently running at a high rate of capacity utilization, however, management believes that its capacity balancing plan will increase capacity through the efficient allocation of production among its label stock manufacturing facilities. Management believes that the successful implementation of this plan at each of its manufacturing facilities will improve efficiency and operating results after the Coating-Maine Acquisition by reallocating production among the Company's label stock manufacturing facilities according to machine design and suitability for long run or custom applications.

    - PURCHASING SAVINGS. The Company expects to benefit from the combined purchasing power of its businesses. Economies of scale are anticipated in the purchase of base raw materials and insurance costs, among others. Historically, the Company has taken advantage of the combined purchasing power of its industrial tape and adhesive-backed label stock businesses.

ASSETS ACQUIRED

    Pursuant to the Asset Purchase Agreement, Coating-Maine purchased from Warren the following assets relating to the Pressure Sensitive Business: all machinery, equipment, installations, fixtures, furniture, tools, supplies, materials and other personal property, inventory, prepaid expenses, leases of personal property, rights under contracts and agreements, rights under the collective bargaining agreement between Warren and the United Paperworkers International Union (the "CBA"), as it relates to employees of the Pressure Sensitive Business, rights under purchase orders outstanding on the date of closing, accounts receivable, intellectual property, software, any licenses, permits, and other authorizations, approvals or registrations from, of or with any governmental entity, existing records and other miscellaneous assets.

PURCHASE PRICE

    The purchase price paid by the Registrant for the Pressure Sensitive Business was approximately $51.8 million, plus the assumption of certain liabilities, subject to a working capital adjustment. The purchase price was paid by the issuance of a 10% subordinated convertible note (the "Note") by the Registrant to Warren, in the original principal amount of $7.0 million, and the remainder with funds available under the Registrant's asset-backed working capital revolving credit facility with BT Commercial Corporation (the "Revolving Credit Facility"), which was concurrently amended to increase the aggregate facility amount to $60 million.

    The principal amount outstanding under the Note may be prepaid by the Company at any time without penalty. The Note has a payment-in-kind ("PIK") feature that allows the Registrant to pay interest accrued during the first year with an additional subordinated note having substantially similar terms as the Note, and the Registrant may also issue such a PIK Note if at a future interest payment date a default or event of default exists, or would be caused by the payment of interest in cash, under the Revolving Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Revolving Credit Facility and the Registrants 10 3/4% Senior Secured Notes due 2006. The Note matures on January 31, 2002, however it is expected to be prepaid earlier if certain conditions or events occur. Prepayments of principal in an amount equal to 30% and 70% of the original principal amount are due on March 31, 1999 and on March 31, 2000, respectively, subject to there being sufficient unused availability and no existing default or event of default under the Revolving Credit Facility. The
Note is convertible for shares the Registrant's common stock, no par value ("Common Stock"), on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25.00 per share), subject to adjustment as set forth in the Note. Upon conversion of the Note, the holder thereof will be entitled to certain registration rights with respect to the shares of Common Stock received upon such conversion.

ASSUMED LIABILITIES

    Coating-Maine has assumed Warren's obligations and liabilities under personal property leases, purchase orders, contracts, the CBA, certain employee benefits liabilities as described below, product warranty claims made after the first anniversary of the closing of the Asset Purchase Agreement and workmen's compensation liabilities for work performed prior to the closing (provided such claims are filed later than six months from the closing). Coating-Maine specifically agreed not to assume, and Warren agreed to retain, certain indebtedness and trade payables of Warren, tax liabilities of Warren, liability under all employee benefit plans (within the meaning of Section 3(3) of the United States Employee Retirement Security Act of 1974, as amended), or any other retirement, profit sharing, stock option, stock bonus or other benefit program, liabilities with respect to severance agreements with its employees, all liabilities incurred in connection with "stay-put" arrangements implemented in connection with the sale of the Pressure Sensitive Business, liabilities or regulatory obligations with respect to certain environmental matters, liabilities relating to certain claims for workmen's compensation for work performed by employees of the Pressure Sensitive Business prior to the closing, inter-company liabilities and warranty liabilities for products sold prior to the closing (provided such claims are made prior to the first anniversary of the closing).

REPRESENTATIONS

    As part of the Asset Purchase Agreement, Warren has made various representations regarding the Pressure Sensitive Business and Warren. These include representations concerning power and authority, no conflicts with laws, title to assets, financial statements, absence of certain changes, litigation, labor relations and other employee matters, contracts, intellectual property, environmental and real estate matters, and other representations customary in transactions of this type.

SITE LEASE

    In connection with the Coating-Maine Acquisition, Coating-Maine and Warren entered into a Site Lease, which provides for Warren's lease to Coating-Maine of a portion of the Westbrook facility at which the Pressure Sensitive Business' operations are currently located. Such lease will be for a term of 99 years, will provide for nominal rent of $1.00 per year, and will permit Coating-Maine to lease additional space for expansion at the site. In addition, Coating-Maine has the option to purchase the leased property, including any additional property leased in connection with future expansion, for a nominal purchase price.

SPACE LEASE

    Coating-Maine and Warren also entered into a Space Lease in connection with the Coating-Maine Acquisition. The Space Lease provides for Warren to lease certain industrial space at its Westbrook facility to be used in connection with the operation of the Pressure Sensitive Business.

SITE SEPARATION AND SERVICES AGREEMENT

    In connection with the Coating-Maine Acquisition, Coating-Maine and Warren entered into a Site Separation and Services Agreement pursuant to which Coating-Maine shall obtain utility services from Warren. After five years, Warren has the right to terminate its obligations as to electricity and compressed air, and after twenty years, Warren has the right to terminate its obligations as to steam, process sewer and sanitary sewer upon one year's notice. In addition, the Site Separation and Services Agreement provides that Warren will supply to Coating-Maine, for a limited time and at predetermined costs, shipping, transportation and storage, maintenance and support, information, and administrative services. Warren has also agreed to supply certain raw materials used in the Pressure Sensitive Business for up to one year.

EMPLOYEE AND EMPLOYEE BENEFIT MATTERS

    Coating-Maine has agreed (i) to offer employment to 97 of Warren's employees, including 71 union employees and 26 salaried employees; (ii) to permit rollovers to Coating-Maine's 401(k) Plan of the amounts distributed by Warren's 401(k) Plan to certain of Warren's employees hired by Coating-Maine;
(iii) to maintain employee benefit plans and other employee benefits as called for under the CBA, including an employee pension plan, certain welfare benefit plans and certain retiree medical and life insurance coverages and Medicare premium reimbursements; and (iv) for a period of two years to provide for salaried employees hired from Warren, and their dependents, where applicable, compensation, employee welfare, employee pension and other employee benefits substantially comparable in the aggregate to those provided by Warren, although Coating-Maine is not obligated to provide retiree medical or life insurance coverages for any salaried employees and dependents and Medicare premium reimbursements, since Warren has agreed to retain those obligations.

INDEMNIFICATION

    The Asset Purchase Agreement provides for indemnification by the parties thereto for breaches of representations, warranties and covenants, and for certain environmental matters.

FORWARD LOOKING INFORMATION

    This Form 10-K contains certain forward looking information, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operation" (Item 7 below). It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy as it impacts Registrant's businesses. As a result, such information is subject to uncertainties and risks.

ITEM 2.  PROPERTIES

    The Company's principal executive offices are located in Dallas, Texas, where it shares office space with an affiliate of its principal executive officers. The following table sets forth certain information with respect to the principal operating and administrative facilities used by the Company:

                                                                       APPROXIMATE    OWNED OR      EXPIRATION OF
LOCATION                                                               SQUARE FEET     LEASED           LEASE
---------------------------------------------------------------------  ------------  -----------  ------------------
CENTRAL PRODUCTS
  Menasha, Wisconsin.................................................      160,000        Owned          N/A
  Menasha, Wisconsin.................................................       20,000        Owned          N/A
  Neenah, Wisconsin..................................................       90,000       Leased     April 25, 1998
  Brighton, Colorado.................................................      211,000       Leased          2014
  Denver, Colorado...................................................      100,000        Owned          N/A
SPINNAKER-COATING
  Troy, Ohio (Plant One).............................................      200,000        Owned          N/A
  Troy, Ohio (Plant Two)(1)..........................................       98,000        Owned          N/A
  Troy, Ohio.........................................................       53,500       Leased     Month-to-Month
COATING-MAINE
  Westbrook, Maine...................................................      151,226       Leased     March 16, 2097
  Westbrook, Maine...................................................        5,000       Leased    October 31, 1999
  Westbrook, Maine...................................................       15,000       Leased     April 1, 2004
  Westbrook, Maine...................................................          869       Leased     April 1, 2018
ENTOLETER
  Hamden, Connecticut................................................       72,000        Owned          N/A

--------------------------

(1) The Company also owns a five-acre tract adjacent to this tract that is available for expansion.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 16, 1997, a proposed amendment to the Company's certificate of incorporation, which authorized the issuance of up to 2 million shares of preferred stock, was approved by the written consent of LMC, the majority stockholder of the Company. The amendment authorizes the Board of Directors to issue classes of such preferred stock, in one or more series, with such designations, preferences and other rights, qualifications, limitations or restrictions as the Board of Directors may determine. The Company distributed to its stockholders an information statement describing the amendment and filed a corresponding Schedule 14C with the Commission on December 30, 1997 (File No. 000-09559). The Company's Board of Directors approved the amendment to the Company's certificate of incorporation to authorize the preferred stock, but the amendment has not been filed with the State of Delaware.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       SHAREHOLDER MATTERS

    The Registrant's Common Stock and Class A Common Stock have been traded on the Nasdaq National Market under the symbols "SPNI" and "SPNI-A," respectively, since September 8, 1997. Prior to that time, the Common Stock and the Class A Common Stock were traded on the Nasdaq Small-Cap Market and were quoted in the National Association of Securities Dealers Automated Quotations system. The Company has received approval to list its shares of Common Stock and Class A Common Stock on the American Stock Exchange, Inc. ("AMEX"). Although trading has not yet commenced on AMEX, the Company intends to finalize all outstanding matters relating to the transition from the Nasdaq National Market and begin trading on AMEX in less than thirty days from the date of this report. The following table sets forth, for the calendar quarters indicated, the range of high and low closing sales prices for the Common Stock and the Class A Common Stock for the period during which the Common Stock and Class A Common Stock have been traded on the Nasdaq National Market and the range of high and low bid prices for the Common Stock and the Class A Common Stock for the period of time during which the Common Stock and the Class A Common Stock were traded on the Nasdaq Small-Cap Market, as reported in published financial sources. The information set forth below has been adjusted to give retroactive effect to the three-for-two stock split effective on December 29, 1995 and a stock dividend, which was a stock split (the "Stock Split") on August 16, 1996. In the Stock Split, the Company's then outstanding common stock, no par value (the "Old Stock"), was reclassified as "Class A Common Stock," and each of the Company's stockholders of record on August 5, 1996, received, for each share of Old Stock held by such stockholder as of that date, one share of newly authorized Common Stock.

                                            COMMON STOCK         CLASS A COMMON
                                                                     STOCK
                                         ------------------    ------------------
                                          HIGH        LOW       HIGH        LOW
                                         -------    -------    -------    -------
1995
  First Quarter......................... N/A        N/A        $ 6 1/2    $ 2 1/2
  Second Quarter........................ N/A        N/A         15 1/3      6
  Third Quarter......................... N/A        N/A         21 2/3     16 1/2
  Fourth Quarter........................ N/A        N/A         26 1/3     15 4/5
1996
  First Quarter......................... N/A        N/A        $25 1/2    $14
  Second Quarter........................ N/A        N/A         58 1/2     22
  Third Quarter......................... $42        $23         53         37
  Fourth Quarter........................  38         24         59         39 3/4
1997
  First Quarter......................... $54        $23        $74        $39
  Second Quarter........................  54         25         74         29
  Third Quarter.........................  36         23         40 1/8     22 1/8
  Fourth Quarter........................  28         20         28         22
1998
  First Quarter (through March 27,
    1998)...............................  22         20 1/8     22 5/8     22

    As of December 31, 1997, there were approximately 210 holders of record of Common Stock and approximately 205 holders of record of Class A Common Stock (which numbers do not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

    Since the beginning of Lynch's involvement with the Company, the Company has not declared or paid any cash dividends on its Common Stock or Class A Common Stock and does not currently anticipate paying any cash dividends on its Common Stock or Class A Common Stock in the foreseeable future. The Company intends to retain future earnings for use in its business. Spinnaker's sole source of cash from which to make dividend payments will be dividends distributed or other payments made to it by its subsidiaries. The right of Spinnaker to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of the creditors of its subsidiaries. Under the terms of the Revolving Credit Facility and the Indenture governing the Senior Notes (as defined), the Company's ability to pay cash dividends to its stockholders is limited.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             1997        1996      1995(1)     1994(2)     1993
                                                          ----------  ----------  ----------  ---------  ---------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...............................................  $  231,976  $  246,536  $  135,289  $  33,632  $   6,371
Operating profit(3).....................................      10,879      10,222       5,789        722         56
Income (loss) before income taxes, minority interest and
  extraordinary item, net of tax........................       2,247        (363)        953         78        119
Income (loss) before extraordinary item.................      (1,787)       (625)        561        (90)       119
Extraordinary charge net of tax.........................      --          (1,843)     --         --         --
Net income (loss).......................................      (1,787)     (2,468)        561        (90)       119
Income (loss) per common share before extraordinary
  item..................................................       (0.28)      (0.11)       0.10      (0.02)      0.02
Income (loss) per common share before extraordinary
  item-assuming dilution................................       (0.28)      (0.11)       0.08      (0.02)      0.02
Net income (loss) per common share(4)...................       (0.28)      (0.42)       0.10      (0.02)      0.02
Net income (loss) per common share--assuming dilution...       (0.28)      (0.42)       0.08      (0.02)      0.02
Dividends per share.....................................      --          --          --         --         --
Total assets............................................     156,718     157,716     137,584     41,329      8,209
Long-term obligations including related party notes.....     115,049     115,113      71,225      9,149      1,015
Shareholders' equity....................................      10,269      11,236       7,062      6,501      6,591
Weighted average common and common equivalent shares
  outstanding(4)........................................       6,321       5,931       6,702      5,626      5,432

------------------------

(1) Includes the October 4, 1995 acquisition of Central Products Company--see
    Note 2--Notes to Consolidated Financial Statements.

(2) Includes the September 19, 1994 acquisition of Spinnaker Coating Industries, Inc.--see Note 2-- Notes to Consolidated Financial Statements.

(3) Operating profit is net sales less operating expenses which exclude other income-net (investment income and interest expense) and income taxes and includes restructuring and litigation expense in 1994.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    The Registrant considers the U.S. adhesive-backed materials industry to be over $10.5 billion, consisting of the approximately $4.2 billion total tape market and the approximately $6.3 billion adhesive-backed label stock market (includes adhesive-backed label stock revenues plus estimated revenues added by printing, cutting and other converting and finishing operations). The Registrant is one of the leading manufacturers and marketers of carton sealing tape and adhesive-backed label stock products in the United States. Central Products' branded and private label carton sealing tape products are used primarily for commercial packaging applications, including the packaging of goods for shipment by manufacturing, retail and distribution companies, and are sold through its national sales force to over 1,500 paper and office products distributors nationwide. Spinnaker Coating offers a full line of more than 2,000 variations of label stock and sells its products in roll or sheet form to over 1,000 printers, paper merchants and industrial users, who convert the label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamp stock, decorative labels and other specialty industrial uses. The Registrant also manufactures and markets industrial process equipment and air pollution control scrubbers through Entoleter.

    Since June 1994, the Registrant has experienced rapid growth, which has been accomplished through the Registrant's acquisition of its carton sealing tape and label stock manufacturing operations and the Registrant's subsequent internal growth. The internal growth is a result of the Registrant's implementation of its core competencies to the operations after they were acquired by the Registrant, including refocused sales and marketing strategy and additional capital investment at all subsidiaries. The Company invested approximately $10 million over the last two years to improve manufacturing efficiencies, which has lowered manufacturing costs and improved production efficiencies, while simultaneously increasing production capacity. The investments included an expansion in coating capacity for label stock production, which lowered manufacturing costs, and enhancements in its film line, which increased tape production capacity. With the acquisition of Spinnaker Coating in 1994, the Registrant entered the adhesive-backed materials industry. The Central Products Acquisition in 1995 provided the Registrant with a leading position in the carton sealing tape market of the adhesive-backed materials industry. As a result of the foregoing acquisitions, the Registrant became a manufacturer of the broadest line of adhesive-backed label stock and carton sealing tape products in the adhesive-backed materials industry. The Coating-Maine Acquisition (See Note 15 in Notes to Consolidated Financial Statements), further strengthens the Registrant's position in the adhesive-backed materials market. The Registrant believes the combination of Coating-Maine with Spinnaker Coating's adhesive-backed label stock business will make the Registrant the fifth largest producer of label stock and the second largest manufacturer of EDP label stock.

    Subsequent to each of the foregoing acquisitions, the Registrant implemented cost reduction measures, including more effective management, rationalization of raw materials and component purchasing, improved materials flow and improved management information systems. The Registrant believes such measures contributed to improved operating profits at the Registrant's carton sealing tape and label stock manufacturing operations during 1997.

    The Registrant has historically operated at a high level of capacity utilization and has increased capacity of the acquired plant facilities through operating efficiency improvements. For example, in order to meet production capacity requirements under the postage stamp stock agreements awarded to Spinnaker Coating in 1995 and 1996, Spinnaker Coating invested approximately $4.0 million to add a production line for silicone coating. During 1996, before the addition of the new production line, Spinnaker Coating outsourced a portion of its silicone coated liner requirement. The Registrant incurred higher costs of sales (approximately $2.3 million) for the year ended December 31, 1996, as a result of such outsourcing. The installation of the additional production line was completed by the end of the fourth quarter of 1996 and became fully operational in January 1997, which enabled the Registrant to meet its future silicone liner production requirements and eliminate the costs that were historically associated with outsourcing for the silicone liner.

    The cost of the Registrant's principal raw materials, polypropylene resin and paper, have generally remained stable over the past several years. During fiscal 1995, however, raw material cost increases resulted in the Registrant instituting higher prices, consistent with the increases instituted by its competitors, for its carton sealing tape and adhesive-backed label stock products. The increases in raw material costs during fiscal 1995 for the Registrant's products did not materially impact the Registrant's gross profit because the Registrant was generally able to pass along its raw material cost increases without negatively impacting sales of its products.

    During fiscal 1996 and 1997, the Registrant's principal raw material costs generally remained stable or declined. The agreements under which the Registrant's carton sealing tape products and its other adhesive-backed label stock products are sold generally do not contain adjustment mechanisms for fluctuations in the cost of raw materials. However, the Registrant has generally passed along raw material price changes for products sold under such agreements, as well as for products sold to other customers. The exception to the foregoing is the Registrant's supply agreement relating to pressure sensitive label stock used by the Postal Service, which provides for pre-determined annual price increases. The Postal Service agreement gives the Registrant protection against limited price increases to the extent that increases in costs of raw materials are no more than the increases provided by such agreement. In order to protect against raw material price increases that exceed the annual price increases under the Postal Service agreement, the Registrant has entered into supply agreements with its raw material suppliers that have ceilings on future price increases.

    The future impact of a change in raw material costs on the Registrant's profitability is based in part on pricing by the Registrant's competitors. Although historically the Registrant has generally been able to pass through raw material cost fluctuations, the Registrant cannot be assured that future raw material cost increases can be passed through to its customers or that such cost increases will not negatively impact the Registrant's gross profit.

FISCAL 1997 COMPARED TO FISCAL 1996

    NET SALES. The Registrant's 1997 net sales were $232.0 million compared to $246.5 million in 1996. Net sales of carton sealing tapes were impacted by the Registrant's decision to terminate a relationship with an existing customer of the Registrant's reinforced and box tape products which reduced year-to-year net sales by approximately $8 million. Unit sales of carton sealing products, excluding the terminated agreement, increased from 1996 levels, which more than offset lower average selling prices resulting from changes in product mix and increased market competition. Unit sales of pressure sensitive adhesive-backed label stock were impacted by the delayed release of certain orders by the U.S. Bureau of Engraving and Printing until late December 1997, and inventory level adjustments by key consumer and converter product customers, while lower average selling prices of pressure sensitive adhesive-backed label stock were a result of market competition to maintain certain unit sales volumes. The decrease in net sales for 1997 also reflects a decline of $2.5 million in sales of industrial equipment and higher freight costs.

    GROSS MARGIN. Gross margin as a percentage of net sales increased to 13.9% in 1997 from 13.2% in 1996. The improvement in gross margins is attributable to lower average unit manufacturing costs of adhesive-backed material products and improved manufacturing variances.

    The installation of a new silicone coater at the Registrant's adhesive-backed label stock manufacturing facility, which became operational in January 1997, enabled the Registrant to significantly increase internal silicone coating capacity and eliminate the need to outsource a portion of its silicone coater requirements, resulting in savings during 1997. In 1996, the Registrant incurred approximately $2.3 million of outsourcing costs attributable to silicone coating capacity constraints.

    The Registrant's tape production operations steadily improved throughout 1997 in comparison to 1996, and showed significant improvement with respect to manufacturing variances experienced as recently as the first quarter of 1997. The Registrant attributes these improvements in manufacturing variances to efficiencies gained through reductions of manufacturing personnel, material process and handling modifications and capital investments made over the past twelve to fifteen months which has enabled the Registrant to increase output and reduce manufacturing downtime. The Registrant is continuing to focus its management efforts and capital investments on improving manufacturing efficiencies and increasing capacity.

    INCOME FROM OPERATIONS. Income from operations was approximately $10.9 million or 4.7% of net sales in 1997 compared to $10.2 million or 4.1% of net sales in 1996. The improved operating results are attributable to capital investments in manufacturing and MIS processes, and lower administrative expenses, which offset year-to-year increases in depreciation and amortization expenses of approximately $1 million.

    INTEREST EXPENSE. Interest expense for 1997 totaled $13.2 million, of which approximately $624 thousand relates to amortization of deferred financing costs. In 1996, interest expense totaled $9.9 million, of which approximately $158 thousand related to amortization of deferred financing costs. The increase in cash interest is attributable to higher average outstanding debt obligations and related interest rates for the 1997 fiscal year.

    INCOME TAXES. The 1997 income tax benefit for federal and state income taxes is at an effective rate of 20.5%. The Registrant's tax rate is impacted by permanent tax differences, primarily non-deductible goodwill amortization associated with the Central Products Acquisition (amortized over 25 years).

    Cash income taxes are currently limited to state income taxes, as the Registrant has net operating loss carry-forwards of approximately $9.5 million available to offset future taxable income.

    NET INCOME. The Registrant recorded a net loss of $1.8 million or $0.28 per share for 1997, versus a net loss of $2.5 million or $0.42 per share in 1996. In 1996, the Registrant recorded an extraordinary charge of approximately $1.8 million net of income taxes, or a $0.31 loss per share. The charge was attributed to the extinguishment of the Registrant's previously existing credit facilities and the write-off of related deferred financing costs.

FISCAL 1996 COMPARED TO FISCAL 1995

    Fiscal 1996 was highlighted by several transactions unique to operations as compared to previous fiscal years. During 1996, the Registrant completed a financial reorganization to improve the Registrant's capital structure and provide a source of long-term financing.

    In the fourth quarter of 1996 the Registrant issued $115 million of senior secured notes ("Senior Notes"). The Senior Notes require semi-annual interest payments and mature October 2006. Proceeds from the sale of the Senior Notes were used to extinguish certain long-term obligations and all working capital revolver obligations then outstanding. In addition, the Registrant established its Revolving Credit Facility. A portion of the Revolving Credit Facility may be used to fund acquisitions.

    In the same quarter, concurrent with the issuance of the Senior Notes, the Registrant acquired the minority interest in its Spinnaker Coating subsidiary. The terms of the acquisition involved a cash payment, issuance of Registrant Common Stock and a right to a contingent payment.

    Fiscal 1996 was the first full year of operations to include Central Products, as on October 4, 1995, the Registrant, through its wholly-owned subsidiary, purchased in the Central Products Acquisition the stock and assets of Alco's Central Products operation, which manufactures a variety of carton sealing tapes. Therefore, 1996 includes twelve months of operations at Central Products compared to three months in 1995.

    NET SALES. The Registrant's 1996 net sales were $246.5 million, an increase of 82% when compared with net sales in 1995. The increase in net sales was the result of the Central Products Acquisition, improved marketing efforts at Central Products and the growth at Spinnaker Coating. Spinnaker Coating's units increased approximately 12% on the strength of a refocused sales and marketing strategy inclusive of two long-term contracts with the Postal Service for the supply of postage stamp paper stock. Central Products' improved marketing efforts and relationships with its national accounts, in an extremely competitive pricing market, increased pressure sensitive tape units approximately 13%. The Central Products Acquisition accounts for approximately $91.3 million of the year on year increase based on historical 1995 pro forma operating data.

    GROSS MARGIN. Gross margin as a percentage of net sales increased to 13.2% in 1996 from 13.0% in 1995. These favorable results were achieved despite the negative impact to gross margin of approximately $2.3 million of outsourcing penalties associated with the capacity constraints at Spinnaker Coating attributable to its overall growth, in particular, the growth from two pressure-sensitive postage contracts with the Postal Service. In the future, these capacity constraints should be eliminated through the installation of a new silicone coater, which became fully operational in January 1997. The Registrant believes that the new silicone coater will enable it to substantially reduce costs associated with its current level of outsourcing silicone liner. In addition, 1996 results include $531 thousand of costs associated with changes and improvements in management personnel and reductions of personnel in certain manufacturing functions as the Registrant continues to focus on internal efficiencies.

    INCOME FROM OPERATIONS. Income from operations was $10.2 million or 4.1% of net sales for 1996 compared to $5.8 million or 4.3% net sales in 1995. These operating results reflect the inclusion of Central Products for a full year and $205 thousand of costs associated with changes and improvements in management personnel at Spinnaker Coating. Included in corporate office expenses are charges from the Registrant's corporate parent, Lynch Corporation, for certain management fees and other direct services. The 1995 income from operations included a charge of approximately $600 thousand for fees paid to a consulting firm assisting Spinnaker Coating to improve its operations and manufacturing processes. This consulting engagement began in 1994 and was completed in 1995.

    INTEREST EXPENSE. Interest expense for 1996 totaled $9.9 million, of which $158 thousand relates to amortization of deferred financing costs capitalized in connection with the Registrant's $115 million Senior Notes and $40 million Revolving Credit Facility. The Senior Notes require semi-annual interest payments each April 15 and October 15 through maturity in October 2006. As a result of the acquisition of Central Products and a full year's interest accrued on the debt incurred, and higher average working capital needs from the growth of the Registrant's businesses, total interest expense for 1996 increased by approximately $5.4 million, versus 1995.

    OTHER INCOME (EXPENSE)--GUARANTEE FEE. In the first quarter of 1996, the Registrant accrued a $375 thousand charge for guarantee fees due to Lynch Corporation in connection with debt incurred in the Central Products Acquisition. This fee is 0.5% per month of the principal amount of certain indebtedness ($25 million at March 31, 1996) of the Registrant. The indebtedness was extinguished with the proceeds generated from the Senior Note issuance. See
Note 4 of Notes to Consolidated Financial Statements.

    In the fourth quarter of 1996, the Registrant donated land held in "other assets" to a charity in Atlanta, Georgia. The book value of the land was $248 thousand.

    INCOME TAXES. The 1996 income tax benefit for federal and state income taxes is at an effective rate of 10%. The Registrant's tax rate is impacted by permanent tax differences, primarily non-deductible goodwill amortization associated with the Central Products acquisition (amortized over 25 years). The 1995 income tax provision was reduced by $279 thousand due to the reversal of the Registrant's valuation allowance related to net deferred taxes. See Note 7 of Notes to Consolidated Financial Statements.

    EXTRAORDINARY CHARGE. The Registrant recorded a fourth quarter extraordinary charge of approximately $1.8 million, net of income taxes, or a $0.31 loss per share. The charge was attributable to the extinguishment of the Registrant's previously existing credit facilities and the write-off of related deferred financing costs.

    NET INCOME. The Registrant recorded a net loss of $2.5 million or $0.42 per share for 1996, versus net income of $561 thousand, or $0.08 per share, in 1995. The earnings per share have been adjusted to reflect a stock dividend, an effective two for one stock split, on August 16, 1996.

LIQUIDITY AND CAPITAL RESOURCES

RECENT DEVELOPMENTS

    Effective March 17, 1998, Spinnaker closed the Coating-Maine Acquisition, whereby Coating-Maine acquired the Pressure Sensitive Business from SDW. SDW, a large pulp and paper producer, is an indirect wholly owned subsidiary of SAPPI, Ltd., a public South African conglomerate. Coating-Maine is a wholly owned subsidiary of Spinnaker Coating, Inc. (most recently known as Brown-Bridge Industries, Inc., a wholly owned subsidiary of the Registrant) and was formed to acquire the Pressure Sensitive Business which manufactures and markets label stock primarily for the EDP segment of the label stock market. The Pressure Sensitive Business' EDP products are used in various labeling end uses, including form printing and product marking and identification.

    The Coating-Maine Acquisition is consistent with the Registrant's long-term strategy of pursuing acquisitions which complement its position in the adhesive-backed materials industry. The purchase price under the agreement was approximately $51.8 million, plus the assumption of certain liabilities (excluding substantially all trade payables), and was funded with approximately $44.8 million from availability under the Registrant's recently amended $60 million Revolving Credit Facility and the issuance of the Note by the Registrant to SDW in the original principal amount of $7.0 million. The Pressure Sensitive Business generated $62.1 million of net sales and, on a historical basis, $6.2 million of EBITDA (as defined) for the fiscal year ended October 1, 1997. On a pro forma basis, EBITDA for the fiscal year ended October 1, 1997 was $8.4 million, which reflects pro forma adjustments to eliminate certain allocated costs from SDW in excess of those that will be required to operate the business. These costs included executive, legal, accounting, purchasing and other corporate overhead functions, as well as other allocated costs related to maintenance, material handling and security.

    The Note bears interest at the rate of 10%. The Note includes a payment-in-kind ("PIK") feature that allows the Registrant to pay the first year's interest payment by issuing an additional subordinated note under similar terms as the Note, and the Registrant may also issue such a PIK note if at a future interest payment date a default or event of default exists, or would be covered by the payment of such interest in cash, under the Revolving Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Revolving Credit Facility and the Senior Notes. The Note matures on January 31, 2002, however, it is expected to be prepaid earlier if certain conditions or events occur. Prepayments of principal of 30% and 70% of the original principal amount are due on March 31, 1999 and March 31, 2000, respectively, subject to there being sufficient unused availability and no existing default or event of default under the Revolving Credit Facility.

    In conjunction with the Coating-Maine Acquisition, the Registrant's Revolving Credit Facility was amended to increase the aggregate facility amount to $60 million, subject to certain variables, including inventory and receivables eligible to be included in the borrowing base.

GENERAL

    The Registrant's principal source of liquidity is cash flow from operations and availability under the amended $60 million Revolving Credit Facility. The Registrant has historically provided working capital, financed capital expenditures and met debt service requirements through cash flows from operations--a form of "self-financing." The Registrant expects to continue to manage its business in this manner based upon current operations and anticipated cost savings and future growth. The Revolving Credit Facility is available to fund acquisitions and support periodic fluctuations in the working capital. On March 18, 1998, immediately before the Coating-Maine Acquisition, there was cash and availability under the Revolving Credit Facility of approximately $51 million. The Registrant's ability to fund its April 15, 1998 Senior Note interest payment of approximately $6.2 million is dependent upon its availability under the Revolving Credit Facility. The Registrant anticipates having sufficient availability under the Revolving Credit Facility based on current operations.

    The Senior Notes are redeemable, in whole or in part, at the option of the Registrant on or after October 15, 2001, at various redemption prices beginning at 105.375% of the principal amount plus accrued and unpaid interest. In addition, at any time or from time to time on or prior to October 31, 1999, the Registrant, at its option, may redeem up to 33 1/3% of the aggregate principal amount of the Senior Notes with net cash proceeds from public equity offerings at a redemption price equal to 110.75% of the principal amount plus accrued an unpaid interest. The Senior Notes are unconditionally guaranteed, jointly and severally, by the subsidiaries of the Registrant.

    On October 23, 1996, concurrent with the issuance of the Senior Notes, the Registrant acquired the approximately 25% minority interest in its Spinnaker Coating subsidiary. The terms of the Spinnaker Coating acquisition provided that the minority stockholders of Spinnaker Coating would receive an aggregate cash payment of approximately $2.3 million, issuance of 9,613 shares of Common Stock and a right to a contingent payment. The contingent payment is exercisable at any time from October 1, 1998 through September 30, 2000. The value of the contingent payment is equal to the percentage of the capital stock of the former Spinnaker Coating entity owned by such minority stockholder at the time of the merger multiplied by 75% of the fair value of the capital stock of Spinnaker Coating, as determined in accordance with certain economic assumptions, as of the date such right is exercised, less the consideration received at closing. The contingent price is payable through the issuance of Common Stock of the Registrant, unless the Registrant elects to pay the contingent price in cash. If such payments are made in cash, they could give rise to a default under the Senior Notes, unless there is sufficient availability under provisions regarding restricted payments contained in the Senior Notes.

    The Registrant's December 31, 1997 cash balance was approximately $5.9 million, which reflects the October 15, 1997 Senior Notes semi-annual interest payment of $6.2 million.

    Net cash used in investing activities was $9.1 million in 1997 compared to $12.2 million in 1996. Investing activities in 1997 were primarily focused on providing increased capacity and improved manufacturing efficiencies in the Registrant's tape production facilities, while investments in 1996 included a new silicone and adhesive coater for the Registrant's label stock business. In addition, in 1996 the Registrant acquired its tape production facility in Brighton, Colorado, and funded financing costs associated with the Registrant's October 1996 issuance of $115 million of Senior Notes.

    Financing activities during 1997 generated approximately $213 thousand, which includes the issuance of approximately 263,000 shares of Common Stock and 263,000 shares of Class A Common Stock upon the exercise of warrants held by BF at a total price of $702 thousand offset by $240 thousand of reductions in borrowings under the Revolving Credit Facility and $249 thousand of payments on long-term debt and capital leases. Cash generated from financing activities in 1996 included net working capital borrowings of $8.9 million offset by $1.7 million of deferred financing costs. In addition, on April 5, 1996, the Registrant issued approximately 187,000 shares of Old Stock upon the exercise of warrants held by BF at a total price of approximately $500 thousand.

    On January 8, 1998, the Registrant issued 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock upon the exercise of the remaining Class A warrants held by BF at a total price of $610 thousand.

    The amended $60 million Revolving Credit Facility will expire October 2001, which is consistent with the maturity date of the original $40 million revolver. The Registrant is charged an unused credit fee every month of 0.375% per annum. Interest on outstanding borrowings bears interest at variable rates related to the prime interest rate or the lender's base rate. At December 31, 1997, the interest rate in effect was 10.25%.

    The Registrant's 1997 operating activities and available cash balances have funded interest payments of the Senior Notes of approximately $12.4 million, the latest semi-annual payment being October 15, 1997, and approximately $8.0 million in capital investments, while Revolving Credit Facility borrowings have declined to less than $0.5 million at December 31, 1997.

    The Registrant has identified possible environmental issues related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

    The Registrant continues to investigate the possibility of pursuing an offering of common stock or other equity securities. However, there can be no assurance that an offering will be accomplished on terms satisfactory to the Registrant.

YEAR 2000

    Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. As a result, these programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." The Registrant recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures.

    The Registrant began addressing Year 2000 compliance in early 1995 in conjunction with the implementation of a new management information system at Spinnaker Coating, a task which was successfully completed in 1996. The system implementation, which provided improved functionality and internal processing, was necessitated to transition from the former parent's information system.

    Central Products Company is in the process of implementing a new information system with significantly improved functionality which the Registrant believes will also address the Year 2000 computer program issue. The Registrant expects the implementation project to be completed in 1998.

    Beginning later in 1998, the Registrant's industrial equipment manufacturer, Entoleter, will begin the process of defining, assessing and converting or replacing, various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Registrant does not expect the Year 2000 compliance to have a significant effect on operations, nor does it expect the cost to be material to the Registrant's consolidated results of operations or financial position.

    The costs of Year 2000 modifications and the date of completion will be closely monitored and are based on management's best estimates. Actual results, however, could differ from those anticipated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Previously reported on the Registrant's Current Report on Form 8-K filed on August 25, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is included under the caption "Election of Directors" of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 1998, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is included under the captions "Executive Compensation," "Compensation of Directors," and "Certain Transactions," of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 1998, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 1998, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is included under the caption "Certain Transactions" of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 1998, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A)        THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K ANNUAL REPORT:

                 (1)  Financial Statements:

           The Report of Independent Auditors and the following consolidated Financial Statements of the Registrant are included herein:

           Consolidated Balance Sheets--December 31, 1997 and 1996

           Consolidated Statements of Operations--Years ended December 31, 1997, 1996, and 1995.

           Consolidated Statements of Stockholders' Equity--Years ended December 31, 1997, 1996 and
           1995.

           Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995

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

                 (3)  Exhibits:
                 3.1  Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December
                      31, 1994).
                 3.2  Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended December 31, 1994).
                 4.1  Indenture dated October 23, 1996, among the Registrant, Spinnaker Coating, Inc.
                      (f/k/a Brown-Bridge Industries, Inc.), Central Products Company ("CPC"), and
                      Entoleter, Inc., and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 7, 1996).
                 4.2  Supplemental Indenture dated March 17, 1998, among the Registrant, Spinnaker
                      Coating, CPC, Entoleter and Spinnaker Coating-Maine, Inc. (filed as Exhibit 99.6 to the Registrant's Current Report on Form 8-K dated March 30, 1998).
                10.1  Commercial Loan Open End Mortgage Deed and Security Agreement and Commercial
                      Mortgage Note dated July 1, 1988 in the amount of $1,100,000 to Centerbank
                      (formerly Connecticut Savings Bank)(filed as Exhibit 10.1 to the Registrant's
                      Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
                10.2  Warrant Purchase Agreement, dated as of June 10, 1994, by and among Boyle,
                      Fleming, George & Co., Inc. and Safety Railway Service Corporation (filed as
                      Exhibit 7.3 to the Registrant's Current Report on Form 8-K dated June 13, 1994).
                10.3  Agreement for the Allocation of Income Tax Liability between Lynch Corporation and its Consolidated Subsidiaries, dated December 18, 1988, between Lynch
                      Corporation and Safety Railway Service Corporation (filed as Exhibit 10.10 to the
                      Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                      1994).
                10.4  Agreement, dated October 3, 1995, between Spinnaker Industries, Inc. and Lynch
                      Corporation (filed as Exhibit 7.8 to the Registrant's Current Report on Form 8-K
                      dated October 18, 1995).
                10.5  Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among the
                      Registrant, BB Merger Corp., Brown-Bridge Industries, Inc., and the stockholders of Brown-Bridge Industries, Inc. listed on Exhibit A thereto (filed as Exhibit
                      99.2 to the Registrant's Current Report on Form 8-K dated November 7, 1996).
                10.6  Credit Agreement (the "Credit Agreement") among Central Products Company, Brown-
                      Bridge Industries, Inc. and Entoleter, Inc. as Borrowers, the Registrant, as
                      Guarantor, each of the financial institutions listed on Schedule 1 thereto, BT
                      Commercial Corporation, as Agent, Transamerica Business Credit Corporation, as
                      Collateral Agent, and Bankers Trust Company, as Issuing Bank (filed as Exhibit
                      99.1 to the Registrant's Current Report on Form 8-K dated November 7, 1996).
                10.7  Fifth Amendment to the Credit Agreement (filed as Exhibit 99.4 to the
                      Registrant's Current Report on Form 8-K dated March 30, 1998).
                10.8  Sixth Amendment to the Credit Agreement (filed as Exhibit 99.5 to the
                      Registrant's Current Report on Form 8-K dated March 30, 1998).
                10.9  Asset Purchase Agreement, dated as of November 18, 1997, by and between the
                      Registrant and S.D. Warren Company ("SDW") (filed as Exhibit 2.1 to the
                      Registrant's Current Report on Form 8-K dated March 30, 1998).

               10.10  First Amendment to Asset Purchase Agreement, dated March 17, 1998 by and between the Registrant and SDW (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated March 30, 1998).
               10.11  Subordinated Note issued to SDW in the original principal amount of $7 million, dated March 17, 1998, bearing interest at a rate of 10% per annum (filed as
                      Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 30, 1998).
               10.12  Site Lease Agreement, dated March 17, 1998, between the Registrant and SDW (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated March 30,
                      1997).
               10.13  Site Separation and Services Agreement, dated March 17, 1998, by and between the
                      Registrant and SDW (filed as Exhibit 99.1 to the Registrant's Current Report on
                      Form 8-K dated March 30, 1998).
                  21  Subsidiaries of the Registrant.(1)
                23.1  Consent of Ernst & Young LLP.(1)
                23.2  Consent of Deloitte & Touche LLP.(1)
                27.1  Financial Data Schedule.(1)
                27.2  Restated Financial Data Schedule.(1)
                27.3  Restated Financial Data Schedule.(1)

------------------------

(1) Filed herewith.

(B) REPORTS ON FORM 8-K.

    None.

    The Registrant will furnish copies of the foregoing exhibits or filings upon request and the payment of $.20 per page. Requests should be addressed to Carol Allen, c/o Spinnaker Industries, Inc., 600 N. Pearl Street, Suite 2160, Dallas, Texas 75201.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Spinnaker Industries, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Spinnaker Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. In 1996 and 1995 we did not audit the financial statements of Central Products Company, a wholly-owned subsidiary, which statements reflect total assets of $97,300,000 as of December 31, 1996, and total revenues of $126,383,000 and $30,581,000 for the year ended December 31, 1996 and the three month period ended December 31, 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Central Products Company for those periods, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spinnaker Industries, Inc. and subsidiaries at December 31, 1997 and December 31, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 27, 1998, except for Note 15,
as to which the date is March 26, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Spinnaker Industries, Inc.:

    We have audited the balance sheet of Central Products Company (a wholly-owned subsidiary of Spinnaker Industries, Inc.) as of December 31, 1996 and the related statements of operations and retained earnings (accumulated deficit) and cash flows for the year ended December 31, 1996 and the three months ended December 31, 1995. These financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Central Products Company as of December 31, 1996 and the results of its operations and its cash flows for the year ended December 31, 1996 and three months ended December 31, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Milwaukee, Wisconsin
February 21, 1997

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                           ----------------------
                                                                                              1997        1996
                                                                                           ----------  ----------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                                SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $    5,977  $    9,699
  Accounts receivable, less allowance for doubtful accounts and cash discounts of $734 in
    1997 and $979 in 1996................................................................      24,886      21,995
  Inventories............................................................................      30,745      32,638
  Prepaid expenses and other.............................................................       2,594       2,266
  Deferred income taxes..................................................................       1,922       1,590
                                                                                           ----------  ----------
    Total current assets.................................................................      66,124      68,188

Property, plant and equipment:
  Land...................................................................................         583         583
  Buildings and improvements.............................................................      13,402      12,606
  Machinery and equipment................................................................      61,262      53,261
  Accumulated depreciation...............................................................     (14,913)     (9,155)
                                                                                           ----------  ----------
                                                                                               60,334      57,295

Goodwill, net............................................................................      24,025      25,062
Other assets.............................................................................       6,235       6,631
                                                                                           ----------  ----------
    Total assets.........................................................................  $  156,718  $  157,176
                                                                                           ----------  ----------
                                                                                           ----------  ----------

     See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                           ----------------------
                                                                                              1997        1996
                                                                                           ----------  ----------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                                SHARE DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................  $   14,529  $   13,356
  Accrued liabilities....................................................................       6,319       6,632
  Current portion of long-term debt......................................................         864       1,049
  Working capital revolver...............................................................         446         686
  Accrued interest.......................................................................       2,591       2,301
                                                                                           ----------  ----------
    Total current liabilities............................................................      24,749      24,024

Long-term debt, less current portion.....................................................     115,049     115,113
Net deferred income taxes................................................................       5,554       5,911
Pension liabilities......................................................................       1,097         892

Shareholders' equity:
  Class A Common Stock, no par or stated value, authorized 10,000,000 shares; issued
    3,432,900 shares in 1997 and 3,169,930 shares in 1996 and Common Stock, no par or stated value, authorized 15,000,000 shares; issued 3,442,513 in 1997 and 3,179,543 in
    1996 at designated value.............................................................       3,124       3,124
Additional paid-in capital...............................................................      11,557      10,631
Retained earnings (accumulated deficit)..................................................      (3,914)     (2,127)
Adjustment for minimum pension liability.................................................        (386)       (280)
  Less cost of common stock in treasury, 95,332 shares each of Class A Common Stock and
    Common Stock in 1997 and 1996........................................................        (112)       (112)
                                                                                           ----------  ----------
    Total shareholders' equity...........................................................      10,269      11,236
                                                                                           ----------  ----------
      Total liabilities and shareholders' equity.........................................  $  156,718  $  157,176
                                                                                           ----------  ----------
                                                                                           ----------  ----------

     See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................................................  $   231,976  $   246,536  $   135,289
Cost of sales..............................................................     (199,647)    (213,942)    (117,737)
                                                                             -----------  -----------  -----------
Gross profit...............................................................       32,329       32,594       17,552
Selling, general and administrative expenses...............................      (21,450)     (22,372)     (11,763)
                                                                             -----------  -----------  -----------
Operating profit...........................................................       10,879       10,222        5,789
Interest expense...........................................................      (13,238)      (9,872)      (4,468)
Guarantee fee to parent....................................................      --              (375)        (375)
Other income (expense)--net................................................          112         (338)           7
                                                                             -----------  -----------  -----------
Income (loss) before income taxes, minority interest and extraordinary
  charge, net of tax.......................................................       (2,247)        (363)         953
Income tax (provision) benefit.............................................          460           37         (112)
Minority interest..........................................................      --              (299)        (280)
                                                                             -----------  -----------  -----------
Income (loss) before extraordinary charge..................................       (1,787)        (625) $       561
Extraordinary charge on early extinguishment of debt, net of income tax
  benefit of $953..........................................................      --            (1,843)     --
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................  $    (1,787) $    (2,468) $       561
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

Earnings per common share:
Income (loss) before extraordinary item....................................  $     (0.28) $     (0.11) $      0.10
Extraordinary charge.......................................................      --             (0.31)     --
                                                                             -----------  -----------  -----------
Net income (loss) per common share.........................................  $     (0.28) $     (0.42) $      0.10
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Earnings per common share--assuming dilution:
Income (loss) before extraordinary item....................................  $     (0.28) $     (0.11) $      0.08
Extraordinary charge.......................................................      --             (0.31)     --
                                                                             -----------  -----------  -----------
Net income (loss) per common share assuming dilution.......................  $     (0.28) $     (0.42) $      0.08
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

     See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         CLASS A                                 ADDITIONAL    RETAINED    ADJUSTMENT FOR
                                      COMMON STOCK   COMMON STOCK     COMMON      PAID-IN-     EARNINGS    MINIMUM PENSION
                                       OUTSTANDING    OUTSTANDING      STOCK       CAPITAL     (DEFICIT)      LIABILITY
                                      -------------  -------------  -----------  -----------  -----------  ---------------
                                                                (IN THOUSANDS EXCEPT SHARE DATA)
Balance at December 31, 1994........     2,715,694        --         $   3,124    $   3,709    $    (220)     $  --
Net income..........................       --             --            --           --              561         --
                                      -------------  -------------  -----------  -----------  -----------         -----
Balance at December 31, 1995........     2,715,694        --             3,124        3,709          341         --
Exercise of warrants................       187,476        --            --              500       --             --
Conversion of debt..................       171,428        --            --            6,000       --             --
Stock dividend......................       --           3,074,598       --           --           --             --
Tax benefit from exercise of
  subsidiary stock options..........       --             --            --               86       --             --
Stock issued for acquisition of
  Spinnaker Coating minority
  interest..........................       --               9,613       --              336       --             --
Adjustment for minimum pension
  liability.........................       --             --            --           --           --               (280)
Net loss............................       --             --            --           --           (2,468)        --
                                      -------------  -------------  -----------  -----------  -----------         -----
Balance at December 31, 1996........     3,074,598      3,084,211        3,124       10,631       (2,127)          (280)
Exercise of warrants................       262,970        262,970       --              702       --             --
Adjustment for minimum pension
  liability.........................       --             --            --                        --               (106)
Other...............................       --             --            --              224       --             --
Net loss............................       --             --            --           --           (1,787)        --
                                      -------------  -------------  -----------  -----------  -----------         -----
Balance at December 31, 1997........     3,337,568      3,347,181    $   3,124    $  11,557    $  (3,914)     $    (386)
                                      -------------  -------------  -----------  -----------  -----------         -----
                                      -------------  -------------  -----------  -----------  -----------         -----


                                       TREASURY
                                         STOCK       TOTAL
                                      -----------  ---------

Balance at December 31, 1994........   $    (112)  $   6,501
Net income..........................      --             561
                                           -----   ---------
Balance at December 31, 1995........        (112)      7,062
Exercise of warrants................      --             500
Conversion of debt..................      --           6,000
Stock dividend......................      --          --
Tax benefit from exercise of
  subsidiary stock options..........      --              86
Stock issued for acquisition of
  Spinnaker Coating minority
  interest..........................      --             336
Adjustment for minimum pension
  liability.........................      --            (280)
Net loss............................      --          (2,468)
                                           -----   ---------
Balance at December 31, 1996........        (112)     11,236
Exercise of warrants................      --             702
Adjustment for minimum pension
  liability.........................      --            (106)
Other...............................      --             224
Net loss............................      --          (1,787)
                                           -----   ---------
Balance at December 31, 1997........   $    (112)  $  10,269
                                           -----   ---------
                                           -----   ---------

     See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1997        1996        1995
                                                                                 ---------  ----------  ----------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)..............................................................  $  (1,787) $   (2,468) $      561
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Extraordinary charge on early extinguishment of debt, net of tax.............     --           1,843      --
  Depreciation.................................................................      5,786       4,631       1,745
  Amortization of deferred financing costs and goodwill........................      1,795       1,639         406
  Contribution of other assets to charitable organization......................     --             248      --
  Minority interest............................................................     --             299         280
  Deferred income taxes........................................................       (689)       (556)       (312)
  Accrued interest on notes payable to related parties.........................     --             168         231
  Changes in operating assets and liabilities:
    Accounts receivable........................................................     (2,891)      2,794         241
    Inventories................................................................      1,893      (5,697)      2,959
    Income taxes due from Parent...............................................     --          --              70
    Prepaid expenses and other.................................................       (328)         52        (985)
    Accounts payable and accrued liabilities...................................      1,414       3,274       3,996
                                                                                 ---------  ----------  ----------
Net cash provided by operating activities......................................      5,193       6,227       9,192

INVESTING ACTIVITIES
  Acquisition of Spinnaker Coating minority interest...........................     --          (2,295)     --
  Acquisition of Central Products Company, net of cash acquired................     --          --         (79,550)
  Purchases of property, plant, and equipment..................................     (8,837)     (8,979)     (1,620)
  Additions to other assets....................................................       (291)       (974)       (643)
                                                                                 ---------  ----------  ----------
Net cash used in investing activities..........................................     (9,128)    (12,248)    (81,813)

FINANCING ACTIVITIES
  Payments on working capital revolvers, net...................................       (240)    (26,463)     (2,015)
  Proceeds from long-term debt.................................................     --         123,500      81,984
  Principal payments on long-term debt.........................................       (249)    (76,645)     (2,706)
  Deferred financing costs.....................................................     --          (7,139)     (2,078)
  Exercise of stock warrants and subsidiary options............................        702       1,170      --
  Payments of notes payable to related parties.................................     --          (1,751)     --
                                                                                 ---------  ----------  ----------
Net cash provided by financing activities......................................        213      12,672      75,185
                                                                                 ---------  ----------  ----------

Increase (decrease) in cash and cash equivalents...............................     (3,722)      6,651       2,564

Cash and cash equivalents at beginning of year.................................      9,699       3,048         484
                                                                                 ---------  ----------  ----------
Cash and cash equivalents at end of year.......................................  $   5,977  $    9,699  $    3,048
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

     See accompanying notes, which are an integral part of these financial statements.

                           SPINNAKER INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    OWNERSHIP

    Spinnaker Industries, Inc., ("Spinnaker") is a 67% owned subsidiary of Lynch Manufacturing Corporation, which is a wholly owned subsidiary of Lynch Corporation ("Parent").

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Spinnaker and its wholly owned subsidiaries, Spinnaker Coating, Inc. (formerly known as Brown-Bridge Industries, Inc.) ("Spinnaker Coating"), Central Products Company ("CPC"), and Entoleter, Inc. ("Entoleter"), (collectively referred to hereinafter as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    NATURE OF OPERATIONS

    Spinnaker's operations include the adhesive backed materials and industrial processing equipment industries. The Company competes in the carton sealing tape and adhesive coated label markets within the adhesive-backed materials industry. Spinnaker Coating and CPC operate in the adhesive coated materials industry where Spinnaker Coating develops, manufactures, and markets a broad line of adhesive coated materials, which are further converted by printers and industrial users into a variety of products for marking, labeling, promoting, decorating, and identifying applications. CPC manufactures and sells water-activated and pressure-sensitive carton sealing tapes. Entoleter designs, manufactures, and sells industrial processing, and air pollution equipment. The Company's operations are primarily in the U.S., however, $14.2 million, $11.5 million, and $10.4 million of the Company's sales were export sales for the years ended December 31, 1997, 1996, and 1995, respectively.

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

    ACCOUNTS RECEIVABLE

    Accounts receivable at Spinnaker Coating consist principally of amounts due from companies who convert the adhesive coated materials into end products and comprise 46% of total accounts receivable. Accounts receivable of CPC comprise 50% of total accounts receivable and consist principally of amounts due from paper distributors. Accounts receivable of Entoleter, which comprise the remaining 4% of total accounts receivable, consist principally of amounts due from foreign and domestic food processing companies. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required. The Company considers concentrations of credit risk to be minimal due to the Company's diverse customer base. In 1997, 1996, and 1995, no customer exceeded 10% of the Company's net sales. In relation to export sales, the Company requires letters of credit supporting a significant portion

                           SPINNAKER INDUSTRIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of the sales price prior to production to limit exposure to credit risk. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

    INVENTORIES

    All inventory is stated at the lower of cost or market. Spinnaker Coating's inventory, which comprises 49% of total inventory, is valued using the specific identification method. CPC's inventory, which comprises 47% of total inventory, is valued using the last-in, first-out (LIFO) method. Entoleter's inventory, which comprises 4% of total inventory, is valued using the first-in, first-out
(FIFO) method. The FIFO cost and LIFO cost of CPC's inventory were materially the same at December 31, 1997.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated on the basis of cost. Depreciation is computed on the straight-line or declining balance method over the estimated service lives of the related assets, which range from five to thirty-five years for buildings and improvements and three to twenty years for machinery and equipment.

    GOODWILL

    Goodwill represents the excess of cost over the fair value of the net assets acquired and is generally amortized on a straight-line basis over 25 years. Accumulated amortization at December 31, 1997 and 1996 totaled $2,411,000 and $1,344,000, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates that goodwill may not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired, the Company's carrying value of the goodwill is reduced.

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

    Prior to April 5, 1996, the accounts of the Company were included in the consolidated federal and certain state income tax returns filed by its Parent. Under the terms of an agreement for the allocation of tax liabilities among the Parent and its operating units, the Company provided amounts in lieu of income taxes for financial reporting purposes on a separate return basis. Amounts in lieu of income taxes currently payable or receivable are due to or from the Parent.

    During 1996, the Parent's ownership of the Company became less than 80%. Thus, the Company was required to file a separate consolidated return from April 5, 1996 forward.

                           SPINNAKER INDUSTRIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT

    Research and development expenses were $826,000, $838,000, and $603,000, in 1997, 1996, and 1995, respectively.

    SHAREHOLDERS' EQUITY

    During 1997, Boyle Fleming & Company ("BF") exercised Class "A" warrants pursuant to which the Company issued to BF 262,970 shares of Common Stock and 262,970 shares of Class A Common Stock.

    Richard J. Boyle and Ned N. Fleming III, the Company's Chairman and Chief Executive Officer, and President and Chief Operating Officer, respectively, are shareholders, directors and officers of BF.

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

    On November 14, 1995, the Directors of the Company declared a three-for-two stock split of the Company's common shares, paid on December 29, 1995, to shareholders of record as of the close of business on December 15, 1995.

    All presentations of shares outstanding and amounts per share, except those appearing in the Consolidated Statements of Shareholder's Equity, have been restated to reflect the stock splits.

    At December 31, 1997, the Company had 258,499 shares of Class A Common Stock and 268,499 shares of Common Stock reserved for future issuance for Class "A" Warrants and the directors' stock option plan.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for similar debt of the same maturities. The carrying value of the Company's long-term debt approximates its fair value at December 31, 1996, and the fair value of long-term debt at December 31, 1997, was approximately $119,600,000 (or 104% of face value).

    STOCK BASED COMPENSATION

    The Company has adopted the required provisions of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. SFAS No. 123 establishes a fair value method of accounting and reporting standards for stock based compensation plans. However, as permitted by SFAS No. 123, the Company has elected to

                           SPINNAKER INDUSTRIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) continue to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. Under APB No. 25, because the exercise price of the Company's director stock options were not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company is required to disclose the pro forma net income (loss) and net income (loss) per share as if the fair value method defined in SFAS No. 123 had been applied. See Note 10 for pro forma disclosures.

    NEW ACCOUNTING STANDARDS

    In February of 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Under SFAS No. 128, the dilutive effect of outstanding stock options and warrants are excluded from the calculation of basic earnings per share. All earnings per share amounts, where appropriate, have been restated to conform to the requirements of SFAS No. 128.

    In June of 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires the Company to present an additional statement including all items required to be recognized under accounting standards as components of comprehensive income. Management believes that the adoption of SFAS No. 130 in fiscal 1998 will not have a material affect on the Company's consolidated financial statements.

    In June of 1997, the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for the way that public business enterprises report information about operating results in annual financial statements and selected information in interim financial statements issued to shareholders. The Company is evaluating the effect of adopting SFAS No. 131 on its segment reporting information.

    In February of 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which is an amendment to SFAS No.'s 87, 88 and 106. This SFAS revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Management believes that adoption of SFAS No. 132 in fiscal 1998 will not have a material affect on the Company's consolidated financial statements.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

2. ACQUISITIONS

    ACQUISITION OF SPINNAKER COATING MINORITY INTEREST

    In October 1996, concurrent with the issuance of the $115 million Senior Notes (see Note 4), the Company acquired the approximately 25% minority interest in its Spinnaker Coating subsidiary. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Spinnaker Common Stock. In addition, as part of the consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment, which is exercisable at any time during the period beginning October 1, 1998, and ending September 30, 2000. The value of the contingent payment is equal to the percentage of the capital stock of the former Spinnaker

                           SPINNAKER INDUSTRIES, INC.

2. ACQUISITIONS (CONTINUED)
Coating entity owned by such stockholder at the time of the merger multiplied by 75% of the fair value of the capital stock of Spinnaker Coating, less the consideration received at closing. The contingent price is payable through the issuance of Common Stock of the Company, unless the Company elects to pay the contingent price in cash. If such payments are made in cash, they could give rise to a default under the Senior Notes, unless there is sufficient availability under provisions regarding restricted payments contained in the Senior Notes.

    The purchase of the Spinnaker Coating minority interest was recorded using the purchase method of accounting. In accordance with APB No. 16 BUSINESS COMBINATIONS, the acquisition was "pushed-down" to the subsidiary level. The fair value of the minority interest approximated book value at the date of acquisition, as a result no significant purchase accounting adjustments were recorded. Any contingent consideration paid in the future will be allocated to goodwill.

    In connection with the acquisition of the Spinnaker Coating minority interest, all Spinnaker Coating options were accelerated and in turn certain key executives of Spinnaker Coating management exercised those options to purchase 71,065 shares of Spinnaker Coating common stock at various prices between $7.16 and $14.69 per share, for a total of approximately $670,000. The options were originally granted in 1994 and were issued at exercise prices not less than the fair market value of the common stock at the date of grant.

    ACQUISITION OF CENTRAL PRODUCTS

    Effective October 4, 1995, Central Products Acquisition Corporation entered into a Stock and Asset Purchase Agreement with Unisource Worldwide, Inc. and Alco Standard Corporation ("Alco"), which is Unisource's parent. Central Products Acquisition Corporation, a wholly owned subsidiary of Spinnaker Industries, Inc., was formed to acquire CPC, which manufactures and sells water-activated and pressure-sensitive carton sealing tapes. The purchase price under the agreement was approximately $80 million.

    The acquisition was accounted for as a purchase with the purchase allocated to the assets acquired and the liabilities assumed as follows (in thousands):

Current assets....................................................  $  30,109
Property, plant and equipment.....................................     37,212
Goodwill..........................................................     26,072
Other assets......................................................      2,182
Current liabilities...............................................    (15,575)
                                                                    ---------
                                                                    $  80,000
                                                                    ---------
                                                                    ---------

    Goodwill arising from the CPC acquisition is amortized using the straight line method over a period of 25 years.

    PRO FORMA INFORMATION

    CPC's results are included in the consolidated statements of operations from the acquisition date. The following unaudited combined pro forma information shows the results of the Company's operations for

                           SPINNAKER INDUSTRIES, INC.

2. ACQUISITIONS (CONTINUED)
the fiscal year ended December 31, 1995, as though the CPC acquisition had occurred at the beginning of 1995 (in thousands).

Net sales.........................................................  $ 226,558
Net income........................................................        512
Net income per common share.......................................        .09
Net income per common share-assuming dilution.....................        .08

3. INVENTORIES

    Inventories are comprised of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Finished goods..........................................................  $  18,028  $  18,769
Work-in-process.........................................................      2,770      3,518
Raw materials and supplies..............................................      9,947     10,351
                                                                          ---------  ---------
                                                                          $  30,745  $  32,638
                                                                          ---------  ---------
                                                                          ---------  ---------

4. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS

    On October 23, 1996, the Company issued $115,000,000 of 10 3/4% Senior Secured Notes ("Notes or Senior Notes") due 2006. The Note proceeds were used to retire the outstanding term and revolver obligations described below, except the mortgage note at Entoleter and various capital lease obligations. The early extinguishment of debt resulted in an extraordinary charge to fourth quarter earnings of $1,843,000, net of applicable income tax, related to the write off of related existing deferred financing costs.

    The Notes are redeemable, in whole or in part, at the option of the Company on or after October 15, 2001, at the redemption prices beginning at 105.375% of the principal amount declining to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. In addition, at any time or from time to time on or prior to October 15, 1999, the Company, at its option, may redeem up to 33 1/3% of the aggregate principal amount of the Notes with net cash proceeds from public equity offerings at a redemption price equal to 110.75% of the principal amount plus accrued and unpaid interest. The Notes are unconditionally guaranteed, jointly and severally, by Spinnaker Coating, CPC and Entoleter. The corporate office has no separate operations and its assets primarily relate to cash, deferred taxes, and deferred financing costs.

    On April 5, 1996, the Company refinanced the $25 and $5 million subordinated notes, issued to Alco Standard Company as part of the Spinnaker acquisition of CPC, and in connection with the refinancing borrowed $8,500,000 ("Bridge Loan") from a bank. Concurrently with the closing of the Bridge Loan, the Company paid Alco a total of $7.5 million, which represented $5.5 million of principal reduction, $1.0 million of accrued interest and $1.0 million towards the purchase of a warehouse facility. The unpaid balance of the $25 million subordinated note, together with a $750,000 balance owed on a warehouse

                           SPINNAKER INDUSTRIES, INC.

4. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS (CONTINUED) facility acquired from Alco was restructured into a series of new convertible subordinated notes aggregating $20.25 million (Convertible Notes). In May 1996, $6.0 million of the Convertible Notes was converted into 171,428 shares of the Company's common stock at a conversion price of approximately $35 per share. The Bridge Loan, Convertible Notes and the $5 million subordinated note were retired with the proceeds from the Senior Notes.

    Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                                                     1997        1996
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
10 3/4% Senior Secured Notes, due 2006 with interest payable semi-annually each
  April 15 and October 15.......................................................  $  115,000  $  115,000
9 1/4% mortgage note from bank, payable on demand. Secured by certain property
  of Entoleter..................................................................         777         969
Capital lease obligations.......................................................         136         193
                                                                                  ----------  ----------
                                                                                     115,913     116,162
Less current maturities.........................................................        (864)     (1,049)
                                                                                  ----------  ----------
                                                                                  $  115,049  $  115,113
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Scheduled principal payments on the long-term debt and capital lease obligations over the next five years are as follows (in thousands):

1998......................................................  $     864
1999......................................................         33
2000......................................................          7
2001......................................................          6
2002......................................................          3
Thereafter................................................    115,000
                                                            ---------
                                                            $ 115,913
                                                            ---------
                                                            ---------

    The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary that aggregate $40 million. The Company had cash advances of approximately $446,000 outstanding under the lines of credit and available borrowings of approximately $34.5 million as of December 31, 1997. Credit availability under the lines of credit is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month based on an annual rate of 0.375%. Interest on all outstanding borrowings bear interest at variable rates related to the prime interest rate or the lenders base rate. At December 31, 1997, the interest rate in effect was 10.25 %. At December 31, 1996, the Company had cash advances outstanding of approximately $686,000 under the lines of credit at an interest rate of 10%.

    The lines of credit are secured by the operating assets of the Company's subsidiaries.

    The Company is required to comply with various covenants including a limitation on capital expenditures, and minimum levels of current ratio, interest coverage, and net worth, as well as various other

                           SPINNAKER INDUSTRIES, INC.

4. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS (CONTINUED) financial covenants. Certain of the lines of credit allow for the issuance of letters of credit and require the payment of a fee based upon the face amount of each letter of credit issued. The Company's line of credit agreement expires in October 2001. (See Note 15).

    Certain agreements with its lenders impose restrictions on the ability of the Company or the Company's subsidiaries to pay dividends. At December 31, 1997, there were no amounts available for the payment of dividends to Spinnaker's shareholders or Spinnaker.

    Financing costs were incurred by the Company in conjunction with the issuance of the 10 3/4% Senior Secured Notes. These financing costs are deferred and amortized over the term of the related debt. Unamortized financing costs of approximately $5,700,000 and $6,200,000 at December 31, 1997 and 1996,
respectively, are included in other assets.

    Interest paid in 1997, 1996, and 1995 on all outstanding borrowings amounted to approximately $12.4 million, $8 million, and $3.6 million, respectively.

    The Company capitalized approximately $300,000 of interest expense in 1996.

5. ACCRUED LIABILITIES

    Accrued liabilities consist of the following at December 31:

                                                                               1997       1996
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Vacation...................................................................  $   1,846  $   1,585
Salaries, wages, and bonus.................................................        487        796
Commissions................................................................        318        533
Worker's compensation and health insurance.................................        640        662
Real estate and property taxes payable.....................................        536        718
Promotion allowance........................................................        773        441
Warranty allowance.........................................................        408        376
Pension liabilities........................................................        494        349
Other......................................................................        817      1,172
                                                                             ---------  ---------
                                                                             $   6,319  $   6,632
                                                                             ---------  ---------
                                                                             ---------  ---------

6. EMPLOYEE BENEFIT PLANS

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

                           SPINNAKER INDUSTRIES, INC.

6. EMPLOYEE BENEFIT PLANS (CONTINUED)
    In January 1997, CPC established a plan for non-union employees. Pursuant to the acquisition agreement, CPC granted credit to the employees for all service with the seller through September 30, 1995, plus the benefits they accrue under the new plan from October 1, 1995, through their retirement or termination. The benefit obligation and the net periodic pension cost information as of and for the year ended December 31, 1997 and 1996 and as of and for the three months ended December 31, 1995 have been calculated assuming the new plan had been established on October 1, 1995. CPC's funding policy is to contribute funds necessary to meet future benefit obligations.

    The following table sets forth the salaried and hourly plans funded status as of December 31, 1997 and 1996:

                                                                                         DECEMBER 31,
                                                                        ----------------------------------------------
                                                                                 1997                    1996
                                                                        ----------------------  ----------------------
                                                                          UNION     NON-UNION     UNION     NON-UNION
                                                                        ---------  -----------  ---------  -----------
                                                                                        (IN THOUSANDS)
Actuarial present value of accumulated benefit obligation, including vested benefits of $4,800 and $2,953 for 1997 and $4,291 and $2,294
  for 1996............................................................  $   5,406   $   3,313   $   4,837   $   2,562
                                                                        ---------  -----------  ---------  -----------
                                                                        ---------  -----------  ---------  -----------
Projected benefit obligation..........................................      5,406       4,568       4,837       3,817
Plan assets at fair value.............................................      4,779       3,468       4,490       2,847
                                                                        ---------  -----------  ---------  -----------
Plan assets less than projected benefit obligation....................        627       1,100         347         970
Unrecognized net loss.................................................       (386)       (136)       (280)        (76)
Adjustment to recognize minimum liability.............................        386      --             280      --
                                                                        ---------  -----------  ---------  -----------
Pension liability.....................................................  $     627   $     964   $     347   $     894
                                                                        ---------  -----------  ---------  -----------
                                                                        ---------  -----------  ---------  -----------

    The fair value of assets for the union plan is based on the actual plan assets as of December 31, 1997 and 1996. The fair value of the assets for the non-union plan is based on actual plan assets at December 31, 1997 and on a calculation of assets, to be transferred per the acquisition agreement, as of December 31, 1996. At December 31, 1996 and 1997, plan assets consist primarily of equity, bond, and bank money market funds.

    The net periodic pension cost for the year ended December 31, 1997 and 1996, included the following components:

                                                                                DECEMBER 31,
                                                               ----------------------------------------------
                                                                        1997                    1996
                                                               ----------------------  ----------------------
                                                                 UNION     NON-UNION     UNION     NON-UNION
                                                               ---------  -----------  ---------  -----------
                                                                               (IN THOUSANDS)
Service cost--benefits earned during the period..............  $     155   $     420   $     151   $     398
Interest cost on projected benefit obligation................        370         285         342         246
Actual return on plan assets.................................       (475)       (286)       (145)       (142)
Net amortization and deferral................................        123          41        (210)        (73)
                                                               ---------       -----   ---------       -----
Net periodic pension cost....................................  $     173   $     460   $     138   $     429
                                                               ---------       -----   ---------       -----
                                                               ---------       -----   ---------       -----

                           SPINNAKER INDUSTRIES, INC.

6. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The weighted average discount rate was 7.5% and 7.75% , respectively, at December 31, 1997 and 1996. The rate of increase in future compensation levels and expected long-term rate of return on plan assets for both plans was 4% and 8%, respectively, in 1997 and 1996.

    Pursuant to the acquisition agreement, CPC assumed sponsorship of a 401(k) plan for union employees. On January 1, 1996, the Company established a 401(k) plan for non-union employees. CPC is not required to match employee contributions under the union plan, however the non-union plan provides matching up to 50% of employee contributions not exceeding 8% of the employee's compensation. Effective June 1, 1997, the 401(k) plan was amended to allow the Company's Corporate employees to participate. Amounts contributed to the plan by CPC or the Company, in the case of Corporate employees, are 20% vested each year for five years. CPC recorded expense for its contributions under the non-union plan of approximately $367,000 and $398,000 during 1997 and 1996, respectively.

ENTOLETER

    Entoleter has a defined-benefit pension plan for all salaried and full-time hourly employees. Benefits for the plan are based on compensation and years of service with Entoleter. Entoleter's funding policy is to contribute funds necessary to meet future benefit obligations.

    The following table sets forth the funded status as of December 31, 1997 and 1996:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1997       1996
                                                                                       ---------  ---------
                                                                                          (IN THOUSANDS)
Actuarial present value of accumulated benefit obligation, including vested benefits
  of $1,018 in 1997 and $938 in 1996.................................................  $   1,108  $   1,004
                                                                                       ---------  ---------
                                                                                       ---------  ---------
Projected benefit obligation for service rendered to date............................      1,132      1,035
Plan assets at fair value............................................................      1,349      1,229
                                                                                       ---------  ---------
Plan assets in excess of projected benefit obligation................................        217        194
Unrecognized net actuarial (gain) loss...............................................        (22)        22
Unrecognized net asset...............................................................        (33)       (41)
                                                                                       ---------  ---------
Net pension asset included in other assets...........................................  $     162  $     175
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    At December 31, 1997 and 1996, plan assets consist primarily of equity, bond and bank money market funds.

                           SPINNAKER INDUSTRIES, INC.

6. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Net pension cost included the following components:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
Service cost--benefits earned during the period................................  $      39  $      39  $      40
Interest cost on projected benefit obligation..................................         78         71         70
Actual return on plan assets...................................................       (210)       (88)      (112)
Net amortization and deferral..................................................        106        (13)        17
                                                                                 ---------  ---------  ---------
Net periodic pension cost......................................................  $      13  $       9  $      15
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the plans were 7.25% and 4.0%, at December 31, 1997 and 1996. The expected long-term rate of return on plan assets for the plans was 8% in 1997 and 1996.

SPINNAKER COATING

    Spinnaker Coating has a defined contribution plan that covers substantially all of its employees. Under the plan, Spinnaker Coating can match, at its discretion, up to 50% of employee contributions not exceeding 8% of the employee's compensation. Amounts contributed to the plan by Spinnaker Coating are 20% vested each year for five years. On the acquisition date, employees of Spinnaker Coating who were previously employed by Kimberly-Clark Corporation received vesting rights based on the years of credited service with Kimberly-Clark Corporation. Spinnaker Coating recorded expense for its contributions under the plan of approximately $442,000, $470,000, and $417,000 in 1997, 1996 and 1995, respectively.

7. INCOME TAXES

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

    During 1997 and 1996, the Company generated approximately $3,617,000 and $5,888,000, respectively, of net operating loss carryforwards which are available to offset future taxable income. These carryforwards, which are expected to be fully utilized, expire in the year 2017 for 1997 amounts and 2011 for 1996 amounts.

    Deferred income taxes are provided for the temporary differences between the financial statement and tax basis of the Company's assets and liabilities. Temporary differences consist primarily of differences

                           SPINNAKER INDUSTRIES, INC.

7. INCOME TAXES (CONTINUED)
in tax and book depreciation methods and lives and the timing of the deductibility of certain expenses. Cumulative differences at December 31, 1997 and 1996 are as follows:

                                                                           1997                    1996
                                                                       DEFERRED TAX            DEFERRED TAX
                                                                  ----------------------  ----------------------
                                                                    ASSET     LIABILITY     ASSET     LIABILITY
                                                                  ---------  -----------  ---------  -----------
                                                                                  (IN THOUSANDS)
Inventory reserve...............................................  $     356   $  --       $     367   $  --
Tax over book depreciation......................................     --           9,115      --           8,533
Assets deducted for tax purposes................................     --             658      --             268
Compensation accruals...........................................      1,008      --             890      --
Other reserves and accruals.....................................        558      --             333      --
Other...........................................................        607      --             653      --
Net operating loss carryforwards................................      3,612      --           2,237      --
                                                                  ---------  -----------  ---------  -----------
Total deferred income taxes.....................................  $   6,141   $   9,773   $   4,480   $   8,801
                                                                  ---------  -----------  ---------  -----------
                                                                  ---------  -----------  ---------  -----------

    Significant components of the (provision) benefit for income taxes are as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
                                                                              (IN THOUSANDS)
Current:
  Federal...........................................................  $  --      $  --      $    (347)
  State.............................................................        (67)      (121)       (77)
                                                                      ---------  ---------  ---------
Total current.......................................................        (67)      (121)      (424)
Deferred:
  Federal...........................................................        627        (11)       312
  State.............................................................       (100)       169  $  --
                                                                      ---------  ---------  ---------
                                                                            527        158        312
                                                                      ---------  ---------  ---------
Income tax (provision) benefit......................................  $     460  $      37  $    (112)
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

                           SPINNAKER INDUSTRIES, INC.

7. INCOME TAXES (CONTINUED)
    Reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                   1997         1996         1995
                                                                -----------  -----------  -----------
Statutory federal rate........................................       34.0%        34.0%        34.0%
Increase (decrease) resulting from:
  Goodwill....................................................       (3.8)       (22.1)       --
  Meals and entertainment.....................................       (2.6)        (9.7)       --
  Change in valuation allowance...............................      --           --           (29.3)
  State income taxes (net of federal tax effect)..............       (4.9)         8.7          5.3
  Other.......................................................       (2.2)        (0.8)         1.7
                                                                    -----        -----        -----
Effective income tax rate.....................................       20.5%        10.1%        11.7%
                                                                    -----        -----        -----
                                                                    -----        -----        -----

    Income taxes refunded, net of payments was $166,000 in 1997. Cash paid for income taxes was $585,000 and $703,000 in 1996 and 1995, respectively.

                           SPINNAKER INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RELATED PARTY TRANSACTIONS

    Lynch Corporation provides the Company with certain management services, which include executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. In connection therewith, the Company incurred management service costs of $100,000 in 1997, 1996 and 1995. In addition, Lynch Corporation has from time to time allocated additional charges to the Company for other direct services.

    As part of the CPC acquisition, Lynch Corporation agreed to guarantee the subordinated notes due Alco. Lynch charged the Company a guarantee fee of 0.5% per month, or $125,000. Total fees charged by Lynch in 1996 and 1995 were $750,000.

    On June 13, 1994, the Company and BF entered into a management agreement (the Management Agreement) pursuant to which BF agreed to provide management services to the Company. The Management Agreement had an initial term of one year, and was automatically renewable for a term of one additional year unless either party gives notice of termination. Effective August 31, 1996, the Management Agreement was terminated at which time, Messrs. Boyle, and Fleming became employees of the Company and continued to be Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, of the Company. BF received management fees of $295,000 and $200,000, in 1996 and 1995, respectively, plus reimbursement of expenses. The Company and BF also entered into a Warrant Purchase Agreement in 1994, pursuant to which BF received warrants to purchase common stock of the Company at any time on or before June 10, 1999, subject to certain restrictions. On April 5, 1996, BF was issued approximately 187,000 shares of Class A Common Stock upon the exercise of the warrants at a price of $2.67 per warrant exercised. On August 29, 1997, BF was issued approximately 150,000 shares of Common Stock and 150,000 shares of Class A Common Stock upon the exercise of the warrants at a price of $2.67 per warrant exercised. On September 22, 1997, BF was issued approximately 113,000 shares of Common Stock and 113,000 shares of Class A Common Stock upon the exercise of the warrants at a price of $2.67 per warrant exercised. As of December 31, 1997, there were approximately 228,499 warrants outstanding to purchase one share each of Class A Common Stock and Common Stock at a total price of $2.67 per warrant exercised (adjusted for the 3 for 2 stock splits in December 1995 and 1994, and a stock dividend in August 1996). On January 8, 1998, BF was issued 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock upon the exercise of the remaining warrants at a price of $2.67 per warrant exercised.

    During 1994, Spinnaker Coating granted certain of its key executives options to purchase up to 71,065 shares of Spinnaker Coating's common stock at various prices between $7.16 and $14.69 per share. These options were exercised and the resulting common stock was immediately purchased as part of the Spinnaker Coating minority interest acquisition in October 1996 (See Note 2).

    In 1994, Spinnaker Coating retained the services of a consulting firm to assist in improving its operations and manufacturing processes. The fees for such services totaled $39,000 and $872,000 in 1996 and 1995, respectively. The owner of the consulting firm was a 1% shareholder of Spinnaker Coating, prior to the minority purchase.

                           SPINNAKER INDUSTRIES, INC.

9. EARNINGS PER SHARE

    The following table sets forth the computation of the basic and diluted earnings per share:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
Numerator:
  Net income (loss).....................................................  $  (1,787) $  (2,468) $     561
Denominator
  Denominator for basic earnings per share -- weighted-average shares...      6,321      5,931      5,431
Effect of dilutive securities:
  Class A Warrants......................................................     --         --          1,271
                                                                          ---------  ---------  ---------
Dilutive potential common shares........................................      6,321      5,931      6,702
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------
Earnings (loss) per common share........................................  $   (0.28) $   (0.42) $    0.10
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------
Earnings (loss) per common share--assuming dilution.....................  $   (0.28) $   (0.42) $    0.08
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    For additional disclosures regarding the outstanding warrants and the directors' stock options, see Notes 10 and 11, respectively.

    As of December 31, 1997 and 1996, there were 228,499 and 491,469 Class "A" Warrants outstanding, respectively, to purchase one share each of Class A Common Stock and Common Stock at a total price of $2.67 per warrant exercised. Shares related to the warrants were not included in the 1997 and 1996 computation of diluted earnings per share because the effect would have been antidilutive.

    As of December 31, 1997 and 1996, there were 30,000 directors' options outstanding to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercise. During 1997, 10,000 additional director's options were granted to purchase one share of Common Stock at a price of $37 per option exercise. Shares related to these options were not included in the 1997 or 1996 computation of diluted earnings per share because the effect would be antidilutive.

10. STOCK OPTION PLANS

    In accordance with the Company's directors stock option plan, the Company may grant stock options to directors who are not employees of the Company. In February 1996, the Company granted 30,000 stock options for the purchase of one share each of Common Stock and Class A Common Stock at a total price of $40 per option exercise (adjusted for the stock dividend in August 1996) to qualifying directors. The options vest over a two year period with 15,000 options becoming exercisable one year after the grant date and the remaining 15,000 options becoming exercisable two years after the grant date. The options expire on the fifth anniversary after the grant date or 30 days after the director ceases to be a director. In January of 1997, under the same terms, the Company issued 10,000 stock options for the purchase of one share of Common Stock at an exercise price of $27 per share. As permitted by SFAS No. 123, the Company elected to account for these options under APB No. 25 and as such no compensation expense was recorded because the option exercise price was not less than the market price at the date of grant.

                           SPINNAKER INDUSTRIES, INC.

10. STOCK OPTION PLANS (CONTINUED)
    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.09% and 5.58% for 1997 and 1996, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .50; and a weighted-average expected life of the options of 3 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The estimated weighted-average fair value per option is approximately $14.62 and $10.40 for the 1997 and 1996 options, respectively. The Company's pro forma effect on 1997 and 1996 operations is as follows:

                                                                        1997                      1996
                                                              ------------------------  ------------------------
                                                                            NET LOSS                  NET LOSS
                                                               NET LOSS     PER SHARE    NET LOSS     PER SHARE
                                                              -----------  -----------  -----------  -----------
                                                                                (IN THOUSANDS)
As reported.................................................   $   1,787    $    0.28    $   2,468    $    0.42
Pro forma...................................................   $   1,890    $    0.30    $   2,595    $    0.44

11. OTHER INCOME (EXPENSE)--NET

    During 1996, the Company contributed land with a net book value of $248,000 to a qualified charitable organization. The expense for this contribution is included in other income (expense)-net.

12. SEGMENT INFORMATION

    The Company competes in two business segments, adhesive coated materials and industrial processing equipment. Operating profit (loss) is net sales less operating expenses, excluding unallocated general

                           SPINNAKER INDUSTRIES, INC.

12. SEGMENT INFORMATION (CONTINUED)
corporate expenses, interest and income taxes. Identifiable assets of each industry segment are the assets used by the segment in its operations, excluding general corporate assets.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
NET SALES
  Adhesive coated materials..................................................  $  226,526  $  238,652  $  127,754
  Industrial processing equipment............................................       5,450       7,884       7,535
                                                                               ----------  ----------  ----------
                                                                               $  231,976  $  246,536  $  135,289
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
OPERATING PROFIT
  Adhesive coated materials..................................................  $   13,692  $   12,238  $    6,364
  Industrial processing equipment............................................        (534)         64         509
  Unallocated corporate expenses.............................................      (2,279)     (2,080)     (1,084)
                                                                               ----------  ----------  ----------
                                                                               $   10,879  $   10,222  $    5,789
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
CAPITAL EXPENDITURES
  Adhesive coated materials..................................................  $    8,614  $    8,573  $    1,411
  Industrial processing equipment............................................         104         399         143
  General corporate..........................................................         119           7          66
                                                                               ----------  ----------  ----------
                                                                               $    8,837  $    8,979  $    1,620
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
DEPRECIATION/AMORTIZATION
 Adhesive coated materials...................................................  $    6,669  $    5,773  $    1,993
  Industrial processing equipment............................................         180         180         151
  General corporate..........................................................         732         317           7
                                                                               ----------  ----------  ----------
                                                                               $    7,581  $    6,270  $    2,151
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
ASSETS
  Adhesive coated materials..................................................  $  144,393  $  143,884  $  132,026
  Industrial processing equipment............................................       3,530       4,409       3,676
  General corporate..........................................................       8,795       8,883       1,882
                                                                               ----------  ----------  ----------
                                                                               $  156,718  $  157,176  $  137,584
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                           SPINNAKER INDUSTRIES, INC.

13. LEASES

    Future minimum rental payments under long-term non-cancelable operating leases are as follows at December 31, 1997 (in thousands):

1998................................................  $   1,185
1999................................................        892
2000................................................        710
2001................................................        638
2002................................................        614
Thereafter..........................................      4,157
                                                      ---------
                                                      $   8,196
                                                      ---------
                                                      ---------

    Rental payments under operating leases were $2,103,000, $1,743,000 and $419,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

15. SUBSEQUENT EVENTS

    Effective March 17, 1998, the Company entered into an asset purchase agreement with S.D. Warren ("Pressure Sensitive Business" or "Coating--Maine"). S.D. Warren is a large pulp and paper producer owned by an indirect wholly owned subsidiary of SAPPI, Ltd., a public South African conglomerate. The Pressure Sensitive Business manufactures and markets label stock primarily for the EDP segment of the label stock market. The Pressure Sensitive Business' EDP products are used in various labeling end uses, including form printing and product marking and identification. The purchase price under the agreement was approximately $52 million, plus the assumption of certain liabilities, and was funded from availability under the Company's amended $60 million revolving credit facility and the issuance of a subordinated convertible note by the Company to S.D. Warren in the amount of $7.0 million.

    The Pressure Sensitive Business generated $62.1 million of net sales for the fiscal year ended October 1, 1997. The Pressure Sensitive Business was renamed Spinnaker Coating--Maine, Inc. effective with the acquisition.

    The $7.0 million subordinated convertible note bears interest at the rate of 10% per annum. The note includes a payment-in-kind ("PIK") feature that allows the Company to pay the first year's interest payment by issuing an additional subordinated note under similar terms; thereafter, interest is payable in cash provided the Company is not in default, on a pro forma basis, of covenants under the Revolving Credit Facility. If the Company is prohibited from paying interest due in cash, the Company will continue

                           SPINNAKER INDUSTRIES, INC.

15. SUBSEQUENT EVENTS (CONTINUED)
to PIK the interest owed. Prepayments of the original principal amount are due in two installments: 30% on March 31, 1999 and 70% on March 31, 2000, provided the Company is not in default of covenants under the Revolving Credit Facility and has pro forma availability in excess of $15 million under the Revolving Credit Facility. If the Company is prohibited from satisfying the March 31, 1999 principal payment due to insufficient pro forma availability, the unpaid portion of the payment will be deferred until the next August 15 or March 15 as the Company could make such payment, subject to the same conditions described above. Any unpaid principal outstanding after March 31, 2000 will be considered due on demand, however, the payment of such amount will still remain restricted under the conditions described above. In any event, the subordinate note and remaining unpaid interest will mature on January 31, 2002.

            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Current assets
  Cash and cash equivalents...............................................................  $      231  $      282
  Accounts receivable.....................................................................         107      --
  Subsidiary receivable, current portion..................................................       3,127       2,777
  Other current assets....................................................................       1,583         942
                                                                                            ----------  ----------
  Total current assets....................................................................       5,048       4,001
Office equipment (net of depreciation)....................................................         159          52
Subsidiary receivable.....................................................................      82,055      81,859
Investment in subsidiaries................................................................      35,251      37,037
Other assets..............................................................................       6,715       7,607
                                                                                            ----------  ----------
  Total assets............................................................................  $  129,228  $  130,556
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND SHAREHOLDERS EQUITY

Accounts payable and accrued liabilities..................................................  $    2,784  $    2,945
Payable to subsidiaries...................................................................       1,175       1,375
Notes payable, long term..................................................................     115,000     115,000
Total shareholders equity.................................................................      10,269      11,236
                                                                                            ----------  ----------
  Total liabilities and shareholders equity...............................................  $  129,228  $  130,556
                                                                                            ----------  ----------
                                                                                            ----------  ----------

            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
Interest and dividends............................................................  $      11  $      11  $      47
Management fees and interest income from subsidiaries.............................     14,618      3,064        101
                                                                                    ---------  ---------  ---------
    Total income..................................................................     14,629      3,075        148
Cost and Expenses:
  Guarantee fee to parent.........................................................     --            375        375
  Unallocated corporate administrative expense....................................      2,279      2,080      1,084
  Interest expense and other......................................................     12,412      4,596        826
                                                                                    ---------  ---------  ---------
Total cost and expenses...........................................................     14,691      7,051      2,285
Loss before income taxes, equity in net income of subsidiaries and extraordinary
  charge..........................................................................        (62)    (3,976)    (2,137)
Income tax (provision) benefit....................................................       (130)     1,669      1,083
                                                                                    ---------  ---------  ---------
Loss before equity in net income (loss) of subsidiaries and extraordinary
  charge..........................................................................       (192)    (2,307)    (1,054)
Equity in net income (loss) of subsidiaries.......................................     (1,595)     1,682      1,615
                                                                                    ---------  ---------  ---------
Income before extraordinary charge................................................     (1,787)      (625)       561
Extraordinary charge on early extinguishment of debt, net of tax:
  Parent..........................................................................     --           (546)    --
  Subsidiaries....................................................................     --         (1,297)    --
                                                                                    ---------  ---------  ---------
Net income (loss).................................................................  $  (1,787) $  (2,468) $     561
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------
                                                                                     1997        1996        1995
                                                                                   ---------  ----------  ----------
                                                                                            (IN THOUSANDS)
Cash provided by (used in) operating activities..................................  $     106  $   (4,666) $      778
Investing activities:
  Acquisition of Spinnaker Coating...............................................     --          (2,295)     --
  Investment in Central Products Company.........................................     --          --         (25,000)
  Advances to subsidiaries.......................................................     --         (81,307)     --
  Purchases of office equipment..................................................       (119)         (2)        (59)
                                                                                   ---------  ----------  ----------
Net cash used in investing activities............................................       (119)    (83,604)    (25,059)
Financing activities:
  Advances to/from subsidiaries, net.............................................       (580)      1,375      --
  Proceeds from notes payable....................................................     --         123,500      25,000
  Payments on notes payable......................................................     --         (30,962)     --
  Deferred financing costs.......................................................     --          (6,872)     --
  Exercise of warrants...........................................................        702         500      --
  Other..........................................................................       (160)        289      --
                                                                                   ---------  ----------  ----------
Net cash provided by financing activities........................................        (38)     87,830      25,000
                                                                                   ---------  ----------  ----------
Total increase (decrease) in cash and cash equivalents...........................        (51)       (440)        719
Cash and cash equivalents at beginning of year...................................        282         722           3
                                                                                   ---------  ----------  ----------
Cash and cash equivalents at end of year.........................................  $     231  $      282  $      722
                                                                                   ---------  ----------  ----------
                                                                                   ---------  ----------  ----------

                     SCHEDULE I SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

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

                                SPINNAKER INDUSTRIES, INC.

                                By:             /s/ RICHARD J. BOYLE
                                     -----------------------------------------
                                                  Richard J. Boyle
                                       Title: CHAIRMAN OF THE BOARD AND CHIEF
                                                 EXECUTIVE OFFICER

Date: March 30, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer
     /s/ RICHARD J. BOYLE         and Chairman of the
------------------------------    Board                       March 30, 1998
       Richard J. Boyle           (PRINCIPAL EXECUTIVE
                                  OFFICER)

   /s/ NED N. FLEMING, III
------------------------------  President, Chief Operating    March 30, 1998
     Ned N. Fleming, III          Officer and Director

    /s/ CRAIG J. JENNINGS       Vice President, Finance
------------------------------    and Treasurer (PRINCIPAL    March 30, 1998
      Craig J. Jennings           FINANCIAL OFFICER)

------------------------------  Director                      March 30, 1998
    Anthonie C. van Ekris

     /s/ JOSEPH P. RHEIN
------------------------------  Director                      March 30, 1998
       Joseph P. Rhein

     /s/ ROBERT E. DOLAN
------------------------------  Director                      March 30, 1998
       Robert E. Dolan

    /s/ PHILLIP W. COLBURN
------------------------------  Director                      March 30, 1998
      Phillip W. Colburn

    /s/ FRANK E. GRZELECKI
------------------------------  Director                      March 30, 1998
      Frank E. Grzelecki

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.
---------
 3.1       Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(i) to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
 3.2       Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1994).
 4.1       Indenture dated October 23, 1996, among the Registrant, Spinnaker Coating, Inc. (f/k/a Brown-Bridge
           Industries, Inc.), Central Products Company ("CPC"), and Entoleter, Inc., and The Chase Manhattan Bank,
           as Trustee (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 7, 1996).
 4.2       Supplemental Indenture dated March 17, 1998, among the Registrant, Spinnaker Coating, CPC, Entoleter and
           Spinnaker Coating-Maine, Inc. (filed as Exhibit 99.6 to the Registrant's Current Report on Form 8-K
           dated March 30, 1998).
10.1       Commercial Loan Open End Mortgage Deed and Security Agreement and Commercial Mortgage Note dated July 1,
           1988 in the amount of $1,100,000 to Centerbank (formerly Connecticut Savings Bank)(filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.2       Warrant Purchase Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc.
           and Safety Railway Service Corporation (filed as Exhibit 7.3 to the Registrant's Current Report on Form
           8-K dated June 13, 1994).
10.3       Agreement for the Allocation of Income Tax Liability between Lynch Corporation and its Consolidated
           Subsidiaries, dated December 18, 1988, between Lynch Corporation and Safety Railway Service Corporation
           (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994).
10.4       Agreement, dated October 3, 1995, between Spinnaker Industries, Inc. and Lynch Corporation (filed as
           Exhibit 7.8 to the Registrant's Current Report on Form 8-K dated October 18, 1995).
10.5       Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among the Registrant, BB Merger
           Corp., Brown-Bridge Industries, Inc., and the stockholders of Brown-Bridge Industries, Inc. listed on
           Exhibit A thereto (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated November
           7, 1996).
10.6       Credit Agreement (the "Credit Agreement") among Central Products Company, Brown-Bridge Industries, Inc.
           and Entoleter, Inc. as Borrowers, the Registrant, as Guarantor, each of the financial institutions listed on Schedule 1 thereto, BT Commercial Corporation, as Agent, Transamerica Business Credit
           Corporation, as Collateral Agent, and Bankers Trust Company, as Issuing Bank (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 7, 1996).
10.7       Fifth Amendment to the Credit Agreement (filed as Exhibit 99.4 to the Registrant's Current Report on
           Form 8-K dated March 30, 1998).
10.8       Sixth Amendment to the Credit Agreement (filed as Exhibit 99.5 to the Registrant's Current Report on
           Form 8-K dated March 30, 1998).
10.9       Asset Purchase Agreement, dated as of November 18, 1997, by and between the Registrant and S.D. Warren
           Company ("SDW") (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 30,
           1998).
10.10      First Amendment to Asset Purchase Agreement, dated March 17, 1998 by and between the Registrant and SDW
           (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated March 30, 1998).
10.11      Subordinated Note issued to SDW in the original principal amount of $7 million, dated March 17, 1998, bearing interest at a rate of 10% per annum (filed as Exhibit 4.1 to the Registrant's Current Report on
           Form 8-K dated March 30, 1998).
10.12      Site Lease Agreement, dated March 17, 1998, between the Registrant and SDW (filed as Exhibit 99.2 to the
           Registrant's Current Report on Form 8-K dated March 30, 1997).

10.13      Site Separation and Services Agreement, dated March 17, 1998, by and between the Registrant and SDW
           (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 30, 1998).
21         Subsidiaries of the Registrant.(1)
23.1       Consent of Ernst & Young LLP.(1)
23.2       Consent of Deloitte & Touche LLP.(1)
27         Financial Data Schedule.(1)

------------------------

(1) Filed herewith.