Form 10-Q
period 1998-03-31
SPINNAKER INDUSTRIES INC
filed 1998-05-15
CIK 314865

                                    FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   MARCH 31, 1998
                               ------------------------------------------------

Commission file number                       2-66564
                       --------------------------------------------------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                              Yes __X__    No____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

  Common Stock, No Par Value                          3,575,680 shares
----------------------------------          ----------------------------------
           Class                               Outstanding at March 31, 1998

Class A Common Stock, No Par Value                    3,566,067 shares
----------------------------------          ----------------------------------
           Class                               Outstanding at March 31, 1998

SPINNAKER INDUSTRIES, INC.

INDEX
-------------------------------------------------------------------------------

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1998 and December 31, 1997                               3

         Condensed Consolidated Statements of Operations
         for the Three Months Ended March 31, 1998 and 1997                 4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1998 and 1997                 5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

PART II  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                14

         Item 6.  Exhibits and Reports on Form 8-K                         14


-------------------------------------------------------------------------------

PART I. - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                           March 31, 1998  December 31, 1997
                                           --------------  -----------------
                                            (Unaudited)          (Note)
                                                    (In thousands)
ASSETS
Current assets:
         Cash and cash equivalents            $    209          $  5,977
         Accounts receivable, net               33,942            24,886
         Inventories, net                       40,870            30,745
         Prepaid expenses and other              3,233             2,594
         Deferred income taxes                   1,922             1,922
                                              --------          --------
Total current assets                            80,176            66,124

Property plant and equipment:
         Land                                    1,583               583
         Buildings and improvements             15,413            13,402
         Machinery and equipment                80,097            61,262
         Accumulated depreciation              (16,638)          (14,913)
                                              --------          --------
                                                80,455            60,334
Goodwill, net                                   44,133            24,025
Other assets                                     7,136             6,235
                                              --------          --------

TOTAL ASSETS                                  $211,900          $156,718
                                              --------          --------
                                              --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                     $ 19,332          $ 14,529
         Accrued liabilities                     5,897             6,319
         Current portion of long term debt       2,942               864
         Working capital revolver               39,896               446
         Other current liabilities               5,730             2,591
                                              --------          --------
Total current liabilities                       73,797            24,749

Long term debt, less current portion           119,937           115,049
Deferred income taxes                            5,554             5,554
Pension liabilities                              2,547             1,097

Stockholders' equity:
         Common stock                            3,124             3,124
         Additional paid in capital             12,167            11,557
         Retained earnings (deficit)            (4,728)           (3,914)
         Minimum pension liability                (386)             (386)
         Less: treasury stock                     (112)             (112)
                                              --------          --------
Total stockholders' equity                      10,065            10,269

                                              --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $211,900          $156,718
                                              --------          --------
                                              --------          --------

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS - UNAUDITED


                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        1998         1997
                                                    -----------    ----------
Net sales                                           $   59,527     $   57,153
Cost of sales                                          (51,929)       (49,821)
                                                    ----------     ----------
Gross margin                                             7,598          7,332
Selling, general and administrative expense             (5,697)        (5,306)
                                                    ----------     ----------
Income from operations                                   1,901          2,026
Interest expense                                        (3,482)        (3,281)
Other income - net                                          15             16
                                                    ----------     ----------
Loss before income taxes                                (1,566)        (1,239)
Income tax benefit                                        (752)          (511)
                                                    ----------     ----------
Net loss                                            $     (814)    $     (728)
                                                    ----------     ----------
                                                    ----------     ----------
Earnings per common share:
    Net loss per common share                       $    (0.12)    $    (0.12)
Earnings per common share:
    Net loss per common share - assuming dilution   $    (0.12)    $    (0.12)

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                 Three Months Ended
                                                                      March 31,
                                                              --------------------------
(In thousands)                                                   1998            1997
                                                              -----------    -----------
Operating activities:
Net loss                                                      $      (814)   $      (728)
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                                    1,725          1,310
    Amortization of goodwill and deferred financing costs             455            374
    Changes in operating assets and liabilities
      Accounts receivable                                          (4,457)        (3,785)
      Inventories                                                    (855)         1,542
      Prepaid expenses and other assets                              (677)            22
      Accounts payable, accrued liabilities, and
        other current liabilities                                   7,268          1,873
                                                              -----------    -----------
Net cash provided by operating activities                           2,645            608
                                                              -----------    -----------
Investing activities:
  Acquisition of Spinnaker Coating - Maine                        (44,770)            --
  Purchase of property, plant and equipment                        (1,846)        (1,495)
  Other                                                            (1,119)          (110)
                                                              -----------    -----------
Net cash used in investing activities                             (47,735)        (1,605)
                                                              -----------    -----------
Financing activities:
  Proceeds (payments) on revolving credit facility, net            39,450           (492)
  Principal payments on long term debt and leases                     (34)           (25)
  Issuance of common stock                                            610             --
  Deferred financing costs                                           (704)            --
                                                              -----------    -----------
Net cash provided by (used in) financing activities                39,322           (517)
                                                              -----------    -----------
  Decrease in cash and cash equivalents                            (5,768)        (1,514)

Cash and cash equivalents at beginning of period                    5,977          9,699
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $       209    $     8,185
                                                              -----------    -----------
                                                              -----------    -----------

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated financial statements include Spinnaker Industries, Inc. and its wholly owned subsidiaries, Central Products Company, Spinnaker Coating, Inc. ("Spinnaker Coating") and Entoleter, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Effective March 17, 1998, the Company acquired the assets of the pressure sensitive business ("Pressure Sensitive Business") of S.D. Warren ("Warren"). Warren is a large pulp and paper producer owned by an indirect wholly-owned subsidiary of SAPPI, Ltd., a public South African conglomerate. The acquired pressure sensitive business, renamed Spinnaker Coating - Maine, Inc. ("Coating - Maine") effective with the acquisition, manufactures and markets label stock primarily for the EDP segment of the label stock market. Coating - Maine's EDP products are used in various labeling end uses, including form printing and product marking and identification. The purchase price under the agreement was approximately $51.8 million, plus the assumption of certain liabilities and was funded from availability under the Company's amended $60 million revolving credit facility (the "Revolving Credit Facility") and the issuance of a subordinated convertible note (the "Note") by the Company to Warren in the amount of $7.0 million.

     The acquisition was accounted for as a purchase with the purchase price (subject to adjustment upon finalization of certain acquisition costs) allocated to the assets acquired and the liabilities assumed as follows:

                   Current assets                    $13,869
                   Property, plant and equipment      20,000
                   Goodwill                           19,603
                   Current liabilities                  (262)
                   Non-current liabilities            (1,440)
                                                     -------
                                                     $51,770
                                                     -------
                                                     -------

     Goodwill arising from the Coating - Maine acquisition is amortized using the straight-line method over a period of 30 years.

     The operating results of Coating - Maine are included in the consolidated statements of operations from the March 17, 1998 acquisition date. The following pro forma information, which is based on information currently available to the Company, shows the results of the Company's operations presented as though the purchase of Coating - Maine had been made at the beginning of 1997.

                                                        Quarter Ended
                                                          March 31,
                                                      1998         1997
                                                     -------      -------
     Net sales                                       $71,641      $73,375
     Net loss                                          1,130          254
     Net loss per common share                          0.16         0.04
     Net loss per common share - assuming dilution      0.16         0.04

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

3. In October 1996, the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of the Company's common stock, no par value ("Common Stock"). As additional consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment, which is exercisable at any time during the period beginning October 1, 1998 and ending September 30, 2000.

4. Of inventory values at March 31, 1998 and December 31, 1997, approximately 38% and 47%, respectively, are valued using the last in, first out method
     (LIFO), 59% and 49%, respectively, are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at March 31, 1998, and December 31, 1997:

                                            1998           1997
                                            ----           ----
                                               (in thousands)
         Finished goods                   $26,229        $18,028
         Work-in-process                    3,617          2,770
         Raw materials and supplies        11,024          9,947
                                          -------        -------
         TOTAL                            $40,870        $30,745
                                          -------        -------
                                          -------        -------

5. In conjunction with the acquisition of Coating - Maine, the Revolving Credit Facility was amended to increase the aggregate facility amount to $60 million, subject to certain variables, including inventory and receivables eligible to be included in the borrowing base.

     Also, in conjunction with the acquisition of Coating - Maine, the Company issued a Note to Warren, which had an original principal amount of $7.0 million, and bears interest at 10% per annum. The note is convertible for shares of the Company's Common Stock on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25 per share), subject to adjustment as set forth below. The Note includes a payment-in-kind ("PIK") feature that allows the Company to pay the first year's interest payment by issuing an additional subordinated convertible note having similar terms; thereafter, interest is payable in cash provided the Company is not in default, on a proforma basis, of covenants under the Revolving Credit Facility. If the Company is prohibited from paying interest due in cash, the Company will continue to PIK the interest owed. Prepayments of the original principal amount are due in two installments:
     30% on March 31, 1999 and 70% on March 31, 2000, provided the Company is not in default of covenants under the Revolving Credit Facility and has pro forma availability in excess of $15 million under the Revolving Credit Facility. If the Company is prohibited from satisfying the March 31, 1999 principal payment due to insufficient pro forma availability, the unpaid portion of the payment will be deferred until the next August 15 or March 15 as the Company could make such payment, subject to the same conditions described above. Any unpaid principal outstanding after March 31, 2000 will be considered due on demand, however, the payment of such amount will still remain restricted under the conditions described above. In any event, the Note and remaining unpaid interest will mature on January 31, 2002.

     Following is a summary of long term debt of the Company at March 31, 1998, and December 31, 1997:

                                                               1998          1997
                                                             ---------     --------
                                                                 (in thousands)
     10 3/4% Senior Secured Notes, due 2006 with interest
       payable semi-annually each April 15 and October 15    $115,000      $115,000
     10% Subordinated Note with interest and principle
       payable on April 1, 1999 and 2000                        7,000            --
     9 1/4% mortgage note from bank, payable on demand
       Secured by certain property of Entoleter                   763           777
     Capital lease obligations                                    116           136
                                                             --------      --------
                                                              122,879       115,913
     Less current maturities                                   (2,942)         (864)
                                                             --------      --------
                                                             $119,937      $115,049
                                                             --------      --------
                                                             --------      --------

     Credit availability under the Revolving Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company had cash advances of approximately $39.9 million outstanding under the lines of credit and available borrowings of approximately $11.2 million as of March 31, 1998. The Company is charged an unused line of credit fee every month based on an annual rate of 0.375%. Interest on outstanding borrowings are at variable rates related to the prime or LIBOR (London Interbank Offered Rate) rates. At March 31, 1998, the interest rate in effect was 10.25%. Subsequent to March 31, 1998, approximately 90% of the then outstanding Revolving Credit Facility borrowings were moved to LIBOR instruments.

6. In September 1997, Boyle Fleming & Company ("BF") exercised Class "A" warrants pursuant to which the Company has issued to BF an aggregate 262,970 shares of Common Stock and 262,970 shares of no par value Class A common stock ("Class A Common Stock"). On January 8, 1998, BF were issued 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock upon the exercise of the remaining warrants at a price of $2.67 per warrant exercise. Richard J. Boyle and Ned N. Fleming, III, the Company's Chairman and Chief Executive Officer, and President and Chief Operating Officer, respectively, are shareholders, directors and officers of BF.

7. In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. The Company changed the method used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The following table sets forth only the computation of the basic earnings per share as there are no dilutive securities for the quarter ended March 31:

                                                         1998         1997
                                                        ------       ------
                                                           (in thousands)
         Numerator - net loss                           $ (814)      $ (728)
         Denominator - denominator for earnings
          per common share - weighted average shares     7,027        6,159
         Loss per common share                          $(0.12)      $(0.12)

     As of March 31, 1998 and December 31, 1997, there were 30,000 directors' options to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised and 10,000 directors' options to purchase one share of Common Stock at a price of $27 per option exercised. Shares related to these options were not included in a March 31, 1998 or December 31, 1997 computation of diluted earnings per share because the effect would be antidilutive.

8. As of March 31, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, issued in June of 1997. SFAS No. 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as component of equity; such as currency translation and minimum pension liability adjustments. There were no comprehensive income items excluded from net income and included as a component of equity in the periods ended March 31, 1998 and 1997.

     In June of 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for the way that public business enterprises report information about operating results in annual financial statements and selected information in interim financial statements issued to shareholders. This SFAS does not require application to interim financial statements in the initial year of its application. The Company is evaluating the effect of adopting SFAS No. 131 on its segment reporting requirements.

     In February of 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS, which is an amendment to SFAS No.'s 87, 88 and 106. This SFAS revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. Management believes that the adoption of SFAS No. 132 in fiscal 1998 will not have a significant impact on the Company's consolidated financial statements.

9. The Company has identified possible environmental issues related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.


10. Certain reclassifications have been made to conform prior period data to the current year's presentation.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

NET SALES

The Company's net sales for the quarter ended March 31, 1998 were $59.5 million, compared to $57.2 million in the corresponding 1997 period. Unit sales of prime and variable information adhesive label stock increased from 1997 levels, which more than offset lower unit sales (approximately 30%) of postage paper stock. Unit sales of pressure sensitive postage paper stock were impacted by the delayed release of orders by the Bureau of Printing and Engraving to both the Company and private printers supplied by the Company. Unit sales of industrial tapes were consistent with 1997 levels, however, changes in product mix and increased market competition resulted in modestly lower average selling prices. The increase in net sales for 1998 also includes approximately $2 million in sales from the recently acquired Pressure Sensitive Business.

GROSS MARGIN

Gross margin as a percentage of net sales for the quarters ended March 31, 1998 and 1997 was approximately 12.8%. The 1998 gross margins reflect improved manufacturing variances and lower average unit manufacturing costs of adhesive-backed material products, offset by increased depreciation and amortization expense burden of 20%, or $0.3 million.

The Company attributes these improvements to efficiencies gained through reductions of manufacturing personnel, material process and handling modifications and recent capital investments which have enabled the Company to increase output and reduce manufacturing downtime.

INCOME FROM OPERATIONS

Income from operations for the quarter ended March 31, 1998 was approximately $1.9 million compared to approximately $2.0 million in the corresponding 1997 period. These operating results reflect increased net sales and related contribution margins, offset by approximately $0.4 million of increased depreciation and amortization expense in cost of sales and selling, general and administrative expense associated with recent capital investments.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 1998 increased approximately $0.2 million compared to the corresponding period for 1997. The increase is attributable to the financing associated with the Company's acquisition of the Pressure Sensitive Business.

Effective May 1, 1998 under the Revolving Credit Facility, the Company moved approximately 90% of the then outstanding Revolving Credit Facility borrowings into LIBOR instruments. The LIBOR instruments range in maturity from one to three months. This action reduced the Company's effective interest rate on the Revolving Credit Facility borrowings to approximately 8.74%.

INCOME TAXES

The Company's first quarter 1998 income tax rate for federal and state income taxes reflects its estimated annual effective tax rate. The Company's tax rate is impacted by permanent tax differences, primarily non-deductible goodwill associated with the acquisition of Central Products.

Cash income taxes paid by the Company are currently limited to state income taxes, as the Company has net operating loss carry-forwards of approximately $9.5 million available to offset future taxable income.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Effective March 17, 1998, the Company closed the acquisition of the Pressure Sensitive Business from Warren ("Coating - Maine Acquisition"), whereby Coating - Maine acquired the Pressure Sensitive Business.

Warren, a large pulp and paper producer, is an indirect wholly-owned subsidiary of SAPPI, Ltd., a public South African conglomerate. Coating - Maine is a wholly-owned subsidiary of Spinnaker Coating (most recently known as Brown-Bridge Industries, Inc., and a wholly-owned subsidiary of the Company) and was formed to acquire the Pressure Sensitive Business which manufacturers and markets label stock primarily for the EDP segment of the label stock market. The Pressure Sensitive Business' EDP products are used in various labeling end uses, including form printing and product marking and identification.

The Coating - Maine Acquisition is consistent with the Company's long-term strategy of pursuing acquisitions which complement its position in the adhesive-backed materials industry. The purchase price under the related asset purchase agreement was approximately $51.8 million, plus the assumption of certain liabilities (excluding substantially all trade payables), and was funded with approximately $44.8 million from availability under the Revolving Credit Facility and the Note issued by the Company to Warren in the original principal amount of $7.0 million.

The Note includes PIK feature that allows the Company to pay the first year's interest payment by issuing an additional subordinated note under similar terms as the Note, and the Company may also issue such a PIK note if at a future interest payment date a default or event of default exists, or would be caused by the payment of such interest in cash, under the Revolving Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Revolving Credit Facility and the Company's 10-3/4% Senior Notes due 2006 ("Senior Notes"). The Note matures on January 31, 2002, however, it is expected to be prepaid earlier if certain conditions or events occur. Prepayments of principal of 30% and 70% of the original principal amount are due on March 31, 1999 and March 31, 2000, respectively, subject to there being sufficient unused availability and no existing default or event of default under the Revolving Credit Facility.

In conjunction with the Coating - Maine Acquisition, Revolving Credit Facility was amended to increase the aggregate facility amount to $60 million, subject to certain variables, including inventory and receivables eligible to be included in the borrowing base.

The Company's principal source of liquidity is cash flow from operations and availability under the Revolving Credit Facility. The Revolving Credit Facility is available to fund acquisitions and support periodic fluctuations in the working capital.

Credit availability under the Revolving Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base, as of May 1, 1998, aggregate availability was approximately $49.1 million, of which approximately $38.5 million was outstanding. This outstanding balance includes the Company's April 15, 1998 interest payment on the Senior Notes of approximately $6.2 million.

The Company's March 31, 1998 cash balance was $0.2 million, as cash collections are swept against the Company's outstanding Revolving Credit Facility balance.

Net cash used in investing activities was $54.7 million in the three months ended March 31, 1998 compared to $1.6 million in the corresponding 1997 period. Investing activities in 1998 primarily related to the Coating - Maine Acquisition. Investing activities in 1998 also included capital investments focused on improving manufacturing efficiencies in the Company's production facilities, while investments in 1997 provided increased capacity, in addition to improved manufacturing efficiencies in the Company's production facilities.

Financing activities during the three months ended March 31, 1998 generated approximately $39.3 million, which includes borrowings under the Revolving Credit Facility to financing the Coating - Maine Acquisition and the issuance of 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock, no par value, upon the exercise of the remaining Class A warrants held by BF at a total price of $610 thousand. The cash generated by the BF exercise of its Class A warrant was offset by capital lease payments and $704 thousand of deferred financing costs associated with amending the Revolving Credit Facility to increase the aggregate facility amount to $60 million.

The amended $60 million Revolving Credit Facility will expire October 2001, which is consistent with the maturity date of the original $40 million revolver. The Company is charged an unused credit fee every month of 0.375% per annum. Interest on outstanding borrowings bear interest at variable rates related to the prime or LIBOR rates. At March 31, 1998, the Company moved approximately $32.3 million of the then outstanding borrowings under the Revolving Credit Facility to LIBOR instruments. The LIBOR instruments range in life from one to six months and have a combined effective interest rate of approximately 8.74%.

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

Other

On April 30, 1998, the Company signed a definitive agreement to acquire the worldwide pressure sensitive electrical tape business of tesa tape, inc. of Hamburg, Germany. The acquisition will be a wholly owned, unrestricted subsidiary acquired to compliment the Company's line of adhesive back industrial tapes. Consideration for the business will be a combination of cash and Common Stock. The acquisition is anticipated to closing late in the second quarter of 1998. The business to be acquired generated net sales of approximately $20 million through the sale of electrical tape for insulating motors, coils and transformers in 1997, with major customers in Europe, the U.S. and Canada.

YEAR 2000

Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. As a result, these programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures.

The Company began addressing Year 2000 compliance in early 1995 in conjunction with the implementation of a new management information system at Spinnaker Coating, a task which was successfully completed in 1996. The system implementation, which provided improved functionality and internal processing, was necessitated to transition from the former parent's information system.

Central Products is in the process of implementing a new information system with significantly improved functionality which the Company believes will also address the Year 2000 computer program issues. The Company expects the implementation project to be completed by the end of 1998.

In the second half of 1998, the Company's industrial equipment manufacturer, Entoleter, Inc., will begin the process of defining, assessing and converting or replacing, various programs hardware and instrumentation systems to make them Year 2000 compatible. The Company does not expect the Year 2000 compliance to have a significant effect on operations, nor does it expect the cost to be material to the Company's consolidated results of operations or financial position.

The costs of Year 2000 modifications and the date of completion will be closely monitored and are based on management's best estimates. Actual results, however, could differ from those anticipated.

PART II - OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

(C) On January 8, 1998, the Registrant issued an aggregate 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock to BF upon the exercise of the Class A Warrant granted to BF by the Registrant in June 1994. See Note 6 to Notes to Condensed Consolidated Financial Statements. The shares were issued upon payment of a price of $2.67 for both one share of Common Stock and one share of Class A Common Stock, or $610,092.33 in the aggregate. The issuance was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in accordance with Section 4(2) thereof, based in part upon certain contractual investment representations made to the Registrant by BF. On March 17, 1998, the Registrant issued a subordinated convertible promissory note in an original principal amount of $7.0 million to Warren. See Note 5 to Notes to Condensed Consolidated Financial Statements. Additional information relating to the Note and the consideration received therefore was previously reported in the Registrant's Current Report on Form 8-K dated March 30, 1998, which is incorporated herein by reference. The issuance was exempt from registration under the Securities Act in accordance with
        Section 4(2) thereof, based in part upon certain contractual investment representations made to the Registrant by Warren.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

10.1 Asset Purchase Agreement, dated as of November 18, 1997, by and between the Registrant and S.D. Warren Company ("Seller"). (1)

10.2 First Amendment to Asset Purchase Agreement, dated March 17, 1998, by and between the Registrant and Seller. (1)

10.3 Subordinated Note dated March 17, 1998, issued by the Registrant to Seller in the original principal amount of $7 million, bearing interest at a rate of 10% per annum. (1)

10.4 Site Separation and Services Agreement, dated March 17, 1998, by and between Spinnaker Coating-Maine, Inc., a wholly owned subsidiary of the Registrant ("Coating-Maine"), and Seller. (1)

10.5 Lease Agreement dated March 17, 1998, by and between Coating-Maine and Seller. (1)

10.6 Fourth Amendment to Credit Agreement dated as of October 23, 1996, among Central Products Company, Spinnaker Coating, Inc. (f/k/a Brown-Bridge Industries, Inc.), and Entoleter, Inc., the Registrant, as guarantor, each of the financial institutions party thereto from time to time, BT Commercial Corporation, as collateral agent, and Bankers Trust Company as issuing bank (the "Credit Agreement"), made effective as of December 31, 1997. (1)

10.7 Fifth Amendment to Credit Agreement. (1)

10.8 Sixth Amendment to Credit Agreement. (1)

10.9 First Supplemental Indenture dated as of March 17, 1998, among the Registrant, Central Products Company, Entoleter, Inc., Spinnaker Coating, Inc. (f/k/a Brown-Bridge Industries, Inc.), Coating-Maine and The Chase Manhattan Bank, as Trustee. (1)

27.  Financial Data Schedule (2)

-------------
(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated March 30, 1998.
(2)      Filed herewith.


(B)      REPORTS ON FORM 8-K

1. On February 5, 1998, the Registrant filed a Current Report on Form 8- K, which in accordance with "Item 5. Other Events" was filed in connection with the press release made by the Registrant with respect to its proposed private offering of shares of a new class of preferred stock.

2. On February 5, 1998, the Registrant filed a Current Report on Form 8-K, which in accordance with "Item 5. Other Events" provided the public and the holders of its common stock with pro forma financial information and other general information relating to the proposed acquisition of the pressure sensitive business of Seller, which was to be provided to potential investors in the Registrant's new class of preferred stock.

3. On March 30, 1998, the Registrant filed a Current Report on Form 8-K, which in accordance with "Item 5.
     Other Events" reported the Registrant's acquisition of the pressure sensitive business of Seller; however, the required financial statements were not filed therewith and will be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SPINNAKER INDUSTRIES, INC.
                                         (Registrant)




                                    /s/ Craig J. Jennings
                                    -------------------------------------
                                    Vice President, Finance and Treasurer


Date:    May 15, 1998

                                  EXHIBIT INDEX


Exhibit
Page No.                                                     Sequential
--------                                                     ----------

27.    Financial Data Schedule