Form 10-Q
period 1998-06-30
SPINNAKER INDUSTRIES INC
filed 1998-08-14
CIK 314865

                                   FORM 10Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1998
                               -----------------------------------------------

Commission file number    2-66564
                      --------------------------------------------------------

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                          Spinnaker Industries, Inc.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                Delaware                                 06-0544125
------------------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


600 N. Pearl St., #2160, L.B. 100, Dallas, TX                 75201
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

                                         Yes   X        No
                                             -----        -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

        Common Stock, No Par Value                3,575,680 shares
--------------------------------------  --------------------------------------
                 Class                      Outstanding at June 30, 1998

   Class A Common Stock, No Par Value             3,566,067 shares
--------------------------------------  --------------------------------------
                 Class                      Outstanding at June 30, 1998

SPINNAKER INDUSTRIES, INC.


INDEX
------------------------------------------------------------------------------

                                                                        PAGE
                                                                        NUMBER
                                                                        ------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
          June 30, 1998 and December 31, 1997                              3

          Condensed Consolidated Statements of Operations
          for the Three Months and Six Months Ended                        4
          June 30, 1998 and 1997

          Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1998
          and 1997                                                         5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 6.   Exhibits and Reports on Form 8-K                                 15

PART 1. - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                             June 30, 1998  December 31, 1997
                                             -------------  -----------------
                                              (Unaudited)          (Note)
                                                      (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                   $         -       $     5,977
  Accounts receivable, net                         33,183            24,886
  Inventories, net                                 44,237            30,745
  Prepaid expenses and other                        5,122             4,516
                                              -----------       -----------
  Total current assets                             82,542            66,124

Property plant and equipment:
  Land                                              1,597               583
  Buildings and improvements                       15,499            13,402
  Machinery and equipment                          82,500            61,262
  Accumulated depreciation                        (18,706)          (14,913)
                                              -----------       -----------
                                                   80,890            60,334
Goodwill, net                                      42,970            24,025
Other assets                                        8,817             6,235
                                              -----------       -----------
TOTAL ASSETS                                  $   215,219       $   156,718
                                              -----------       -----------
                                              -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $    27,316       $    14,529
  Accrued liabilities                               5,778             6,319
  Current portion of long term debt                 2,918               864
  Working capital revolver                         39,744               446
  Other current liabilities                         2,598             2,591
                                              -----------       -----------
Total current liabilities                          78,354            24,749

Long term debt, less current portion              119,928           115,049
Deferred income taxes                               5,554             5,554
Pension liabilities                                 2,577             1,097

Stockholders' equity:
  Common stock                                      3,124             3,124
  Additional paid in capital                       12,167            11,557
  Retained earnings (deficit)                      (5,987)           (3,914)
  Minimum pension liability                          (386)             (386)
  Less: treasury stock                               (112)             (112)
                                              -----------       -----------
Total stockholders' equity                          8,806            10,269
                                              -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   215,219       $   156,718
                                              -----------       -----------
                                              -----------       -----------

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       In March 1998, the Company acquired the assets of the pressure sensitive business of S.D. Warren. (See Note 1)

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS - UNAUDITED


                                                Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                              ----------------------    ------------------------
                                                 1998         1997          1998           1997
Net sales                                     $  71,835    $  60,243    $  131,362    $  117,396
Cost of sales                                   (62,580)     (50,601)     (114,509)     (100,422)
                                              ---------    ---------    ----------    ----------
Gross margin                                      9,255        9,642        16,853        16,974
Selling, general and administrative expense      (5,954)      (5,802)      (11,651)      (11,108)
                                              ---------    ---------    ----------    ----------
Income from operations                            3,301        3,840         5,202         5,866
Interest expense                                 (4,376)      (3,278)       (7,858)       (6,559)
Other income (expense) - net                         (7)           4             8            20
                                              ---------    ---------    ----------    ----------
Income (loss) before income taxes                (1,082)         566        (2,648)         (673)
Income tax provision (benefit)                      177          233          (575)         (278)
                                              ---------    ---------    ----------    ----------
Net income (loss)                             $  (1,259)   $     333    $   (2,073)   $     (395)
                                              ---------    ---------    ----------    ----------
                                              ---------    ---------    ----------    ----------

Earnings per common share:
  Net income (loss) per common share          $   (0.18)   $    0.05    $    (0.29)   $    (0.06)

Earnings per common share:
  Net income (loss) per common share
  - assuming dilution                         $   (0.18)   $    0.05    $    (0.29)   $    (0.06)

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                               Six Months Ended
                                                                   June 30,
                                                           -------------------------
(In thousands)                                                1998           1997
                                                           ----------       --------
Operating activities:
Net loss                                                   $  (2,073)       $  (395)
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                               3,801          2,698
    Amortization of goodwill and deferred financing costs      1,067            927
    Changes in operating assets and liabilities
      Accounts receivable                                     (3,698)        (3,656)
      Inventories                                             (4,222)          (360)
      Prepaid expenses and other assets                         (789)          (132)
      Accounts payable, accrued liabilities, and
       other current liabilities                              12,031            417
                                                           ---------        -------
Net cash provided by (used in) operating activities            6,117           (501)
                                                           ---------        -------
Investing activities:
  Acquisition of Spinnaker Coating - Maine                   (44,770)             -
  Purchase of property, plant and equipment                   (4,365)        (3,430)
  Other                                                       (2,007)          (158)
                                                           ---------        -------
Net cash used in investing activities                        (51,142)        (3,588)
                                                           ---------        -------
Financing activities:
  Proceeds on revolving credit facility, net                  39,298             73
  Principal payments on long term debt and leases                (67)           (56)
  Issuance of common stock                                       610              -
  Deferred financing costs                                      (793)             -
                                                           ---------        -------
Net cash provided by (used in) financing activities           39,048             17
                                                           ---------        -------
  Decrease in cash and cash equivalents                       (5,977)        (4,072)

Cash and cash equivalents at beginning of period               5,977          9,699
                                                           ---------        -------
Cash and cash equivalents at end of period                 $       -        $ 5,627
                                                           ---------        -------
                                                           ---------        -------

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

                                                           Three Months Ended     Six Months Ended June 30,
                                                              June 30, 1997         1998            1997
                                                           ------------------     -------------------------
     Net sales                                                   $76,821          $143,476        $150,196
     Net income (loss)                                               866            (2,389)            539
     Net income (loss) per common share                             0.12             (0.34)           0.09
     Net income (loss) per common share-assuming dilution           0.12             (0.34)           0.09

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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


4. Of inventory values at June 30, 1998 and December 31, 1997, approximately 41% and 47%, respectively, are valued using the last in, first out method
     (LIFO), 57% and 49%, respectively, are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at June 30, 1998, and December 31, 1997:

                                                            1998           1997
                                                            ----           ----
                                                              (in thousands)
 Finished goods                                           $28,512        $18,028
 Work-in-process                                            4,325          2,770
 Raw materials and supplies                                11,400          9,947
                                                          -------        -------

 TOTAL                                                    $44,237        $30,745
                                                          -------        -------
                                                          -------        -------

5. In conjunction with the acquisition of Coating - Maine, the Revolving Credit Facility was amended to increase the aggregate facility amount to $60 million, subject to certain variables, including inventory and receivables eligible to be included in the borrowing base.

     Also, in conjunction with the acquisition of Coating - Maine, the Company issued a Note to Warren, which had an original principal amount of $7.0 million, and bears payment-in-kind ("PIK") interest at 10% per annum. The
     Note is convertible for shares of the Company's Common Stock on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25 per share), subject to adjustment as set forth below. The Note's PIK feature allows the Company to pay the first year's interest payment by issuing an additional subordinated convertible note having similar terms; thereafter, interest is payable in cash provided the Company is not in default, after giving effect for the payment, of covenants under the Revolving Credit Facility. If the Company is prohibited from paying interest due in cash, the Company will continue to PIK the interest owed. Prepayments of the original principal amount are due in two installments:
     30% on March 31, 1999 and 70% on March 31, 2000, provided the Company is not in default of covenants under the Revolving Credit Facility and has availability in excess of $15 million under the Revolving Credit Facility after giving effect for the payment. If the Company is prohibited from satisfying the March 31, 1999 principal payment due to insufficient pro forma availability, the unpaid portion of the payment will be deferred until the next August 15 or March 15 as the Company could make such payment, subject to the same conditions described above. Any unpaid principal outstanding after March 31, 2000 will be considered due on demand, however, the payment of such amount will still remain restricted under the conditions described above. In any event, the Note and remaining unpaid interest will mature on January 31, 2002.

     Following is a summary of long term debt of the Company at June 30, 1998, and December 31, 1997:

                                                              1998            1997
                                                            --------       --------
                                                                 (in thousands)
 10 3/4% Senior Secured Notes, due 2006 with interest
 payable semi-annually each April 15 and October 15......   $115,000       $115,000

 10% Subordinated Note with PIK interest and principle
 payable on March 31, 1999 and 2000......................      7,000              -

 9 1/4% mortgage note from bank, payable on demand.
 Secured by certain property of Entoleter ...............        752            777

 Capital lease obligations...............................         94            136
                                                            --------       --------
                                                             122,846        115,913
  Less current maturities................................     (2,918)          (864)
                                                            --------       --------
                                                            $119,928       $115,049
                                                            --------       --------
                                                            --------       --------

     Credit availability under the Revolving Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company had cash advances of approximately $39.7 million outstanding under the lines of credit and available borrowings of approximately $8.5 million as of June 30, 1998. All cash collections are swept against the Company's outstanding Revolving Credit Facility balance. The Company is charged an unused line of credit fee every month based on an annual rate of 0.375%. Interest on outstanding borrowings are at variable rates related to the prime or LIBOR (London Interbank Offered Rate) rates. At June 30, 1998, the combined effective interest rate in effect of all revolver borrowings was approximately 8.5%. The Company carries approximately 83% of the outstanding Revolving Credit Facility borrowings in LIBOR instruments.

6. In September 1997, Boyle Fleming & Company ("BF") exercised Class "A" warrants pursuant to which the Company issued to BF an aggregate 262,970 shares of Common Stock and 262,970 shares of no par value Class A common stock ("Class A Common Stock"). On January 8, 1998, BF were issued 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock upon the exercise of the remaining warrants at a price of $2.67 per warrant exercise. Richard J. Boyle and Ned N. Fleming, III, the Company's Chairman and Chief Executive Officer, and President and Chief Operating Officer, respectively, are shareholders, directors and officers of BF.

7. In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. The Company changed the method used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The following table sets forth only the computation of the basic earnings per share, as there are no dilutive securities for the three months and six months ended June 30 (in thousands, except per share data):

                                                       Three Months Ended       Six Months Ended
                                                        1998         1997        1998       1997
                                                      -------       ------     -------     ------
       Numerator - net income (loss)                  $(1,259)      $  333     $(2,073)    $ (395)
       Denominator - denominator for earnings
         per common share - weighted average shares     7,141        7,143       7,076      6,159
       Net income (loss) per common share             $ (0.18)      $ 0.05     $ (0.29)    $(0.06)

     As of June 30, 1998 and 1997, there were 30,000 directors' options to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised and 10,000 directors' options to purchase one share of Common Stock at a price of $27 per option exercised. Shares related to these options were not included in the computation of diluted earnings per share in periods which resulted in a net loss because the effect would be antidilutive.

8. As of March 31, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, issued in June of 1997. SFAS No. 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as components of equity; such as currency translation and minimum pension liability adjustments. There were no comprehensive income items excluded from net income and included as a component of equity in the periods ended June 30, 1998 and 1997.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for the way that public business enterprises report information about operating results in annual financial statements and selected information in interim financial statements issued to shareholders. This SFAS does not require application to interim financial statements in the initial year of its application. The Company is evaluating the effect of adopting SFAS No. 131 on its segment reporting requirements.

     In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS, which is an amendment to SFAS No.'s 87, 88 and 106. This SFAS revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. Management believes that the adoption of SFAS No. 132 in fiscal 1998 will not have a significant impact on the Company's consolidated financial statements.

9. Effective July 31, 1998, the Company completed its acquisition of tesa tape, inc.'s pressure sensitive electrical tape product line and manufacturing plant ("Spinnaker Electrical" or "Electrical Tape Business"). The Electrical Tape Business produces electrical tape for insulating motors, coils and transformers for major customers in Europe, Canada and the U.S. The purchase price for the Electrical Tape Business was approximately $10.7 million, comprising of $3.7 million in Company common stock, $4.5 million in term debt, $2.0 million in cash and a subordinated note by Spinnaker Electrical to tesa tape, inc. The Electrical Tape Business was renamed Spinnaker Electrical Tape Company effective with the acquisition.

     The Electrical Tape Business generated approximately $17 million of sales, on a pro forma basis, in 1997. The $4.5 million term debt bears interest at the lower of prime plus 0.50% or LIBOR plus 2.5% per annum. The note is interest only for the first nine months, with monthly principal payments beginning in May 1999. Principal payments are based on a seven-year amortization with a balloon payment due July 2003.

10. The Company has identified possible environmental issues related to portions of its land in Hamden, Connecticut. The appropriate regulatory agencies have been notified, but to date no action has been required by any regulatory agency.

11. Certain reclassifications have been made to conform prior period data to the current year's presentation.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET SALES

The Company's net sales for the quarter ended June 30, 1998 were $71.8 million, compared to $60.2 million in the corresponding 1997 period. The increase in net sales for 1998 is attributed to approximately $15 million in sales from the recently acquired Pressure Sensitive Business and increased unit sales of prime and variable information adhesive label stock from 1997 levels, which more than offset lower unit sales of pressure sensitive postage paper stock and industrial tapes. Unit sales of pressure sensitive postage paper stock were impacted by the delayed release of orders by the Bureau of Engraving and Printing ("BEP") to both the Company and private printers supplied by the Company, attributed to the recently announced postage rate increase. Sales of industrial tapes continue to be impacted by Asian imports, increased domestic market competition and investments in capacity for certain tape products, which have resulted in lower sales volumes of certain tape technologies and affected product mix.

GROSS MARGIN

Gross margin as a percentage of net sales for the quarter ended June 30, 1998 was approximately 13% compared to approximately 16% in the corresponding 1997 period. The 1998 gross margin was lower due to changes in revenue mix, from competitive pricing in both the adhesive label and industrial tape markets, and the timing of postage paper stock orders.

Approximately 2% points of the gross margin percentage variance is attributed to lower unit sales of pressure sensitive postage paper stock in comparison to the corresponding 1997 period. The remaining variance is attributed to competitive market conditions and increased global capacity for certain tape products lowering the average selling prices of certain product categories leading to product substitution.

The Company has offset a portion of these margin pressures by continuing to lower average unit manufacturing costs through manufacturing efficiency improvements, associated with recent capital investments, and updated material procurement policies and procedures.

INCOME FROM OPERATIONS

Income from operations for the quarter ended June 30, 1998 was approximately $3.3 million, compared to approximately $3.8 million in the corresponding 1997 period. The 1998 operating results reflect increased sales, offset primarily by approximately $0.8 million of increased depreciation and amortization expense associated with the acquisition of the Pressure Sensitive Business and recent capital investments.

INTEREST EXPENSE

Interest expense for the quarter ended June 30, 1998 increased approximately $1.1 million compared to the corresponding period in 1997. Of the increase, approximately $1.0 million is attributable to the financing associated with the Company's acquisition of the Pressure Sensitive Business.

INCOME TAXES

The Company's second quarter 1998 income tax rate for federal and state income taxes reflects a revised annual effective tax rate of approximately 22%.

The estimated annual effective tax rate varies from statutory rates due to the impact of non-deductible permanent tax differences on estimated annual earnings before tax. In the corresponding period of 1997, the effective income tax rate was approximately 41%, however, the tax rate was reduced to approximately 20% by the end of 1997.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET SALES

The Company's net sales for the six months ended June 30, 1998 were $131.4 million, compared to $117.4 million in the corresponding 1997 period. The increase in net sales for 1998 is attributed to approximately $17 million in sales from the recently acquired Pressure Sensitive Business and increased unit sales of prime and variable information adhesive label stock from 1997 levels, which more than offset lower unit sales of pressure sensitive postage paper stock and industrial tapes. Unit sales of pressure sensitive postage paper stock were impacted by the timing of orders by the BEP. The history of the BEP business reflects consistent annual sales amounts, however the timing of the orders have at times been difficult to predict. Over the past three years, a significant portion of the annual sales have been concentrated in a four to six month period with no single period being comparable to the corresponding period of the prior year. Sales of industrial tape products have been impacted by Asian imports, increased domestic market competition and investments in capacity for certain tape products, which have resulted in lower sales volumes of certain tape technologies and affected product mix.

GROSS MARGIN

Gross margin as a percentage of net sales in the six months ended June 30, 1998 was approximately 12.8% compared to approximately 14.5% in the corresponding 1997 period. The 1998 gross margins were lower due to changes in revenue mix, from competitive pricing in both the adhesive label and industrial tape markets, and the timing of postage paper stock orders.

Approximately 1% point of the gross margin percentage variance is attributed to lower postage paper stock sales in comparison to the corresponding 1997 period. The remaining variance is attributed to competitive market conditions and increased global capacity for certain tape products lowering average selling prices of certain product categories, thereby leading to product substitution.

The Company has offset a portion of these margin pressures by continuing to improve manufacturing variances and lowering average unit manufacturing costs. The Company attributes the improved manufacturing efforts to efficiencies gained through reductions of manufacturing personnel, material process and handling modifications and recent capital investments which have enabled the Company to increase output and reduce manufacturing downtime.

INCOME FROM OPERATIONS

Income from operations for the six months ended June 30, 1998 was approximately $5.2 million, compared to approximately $5.9 million in the corresponding 1997 period. The 1998 operating results reflect increased sales, offset by approximately $1.3 million of increased depreciation and amortization expense associated with the acquisition of the Pressure Sensitive Business and recent capital investments.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 1998 increased approximately $1.3 million compared to the corresponding period in 1997. Of the increase, approximately $1.2 million is attributable to the financing associated with the Company's acquisition of the Pressure Sensitive Business.

INCOME TAXES

The Company's estimated annual effective income tax rate for federal and state income taxes is approximately 22%, compared to approximately 20% in 1997 on an annual basis. As of June 30, 1997, the effective tax rate was approximately 41%, however, the tax rate was subsequently revised due to the impact of permanent tax differences, primarily non-deductible goodwill amortization, on lower estimated earnings before taxes.

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

The Note includes a PIK feature that allows the Company to pay the first year's interest payment by issuing an additional subordinated note under similar terms as the Note, and the Company may also issue such a PIK note if at a future interest payment date a default or event of default exists, or would be caused by the payment of such interest in cash, under the Revolving Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Revolving Credit Facility and the Company's 10 3/4% Senior Notes due 2006 ("Senior Notes"). The Note matures on January 31, 2002, however, it is expected to be prepaid earlier if certain conditions or events occur. Prepayments of principal of 30% and 70% of the original principal amount are due on March 31, 1999 and March 31, 2000, respectively, subject to there being sufficient unused availability and no existing default or event of default under the Revolving Credit Facility.

In conjunction with the Coating - Maine Acquisition, the Revolving Credit Facility was amended to increase the aggregate facility amount from $40 to $60 million, subject to certain variables, including inventory and receivables eligible to be included in the borrowing base.

The Company's principal source of liquidity is cash flow from operations and availability under the Revolving Credit Facility. The Revolving Credit Facility is available to fund acquisitions and support periodic fluctuations in the working capital.

Credit availability under the Revolving Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. As of July 31, 1998, aggregate availability was approximately $51.7 million, of which approximately $45.4 million was outstanding.

The Company's June 30, 1998 cash balance was less than $0.1 million, as cash collections are swept against the Company's Revolving Credit Facility balance.

Net cash used in investing activities was $51.1 million in the six months ended June 30, 1998 compared to $3.6 million in the corresponding 1997 period. Investing activities in 1998 primarily related to the Coating - Maine Acquisition.

Financing activities during the six months ended June 30, 1998 generated approximately $39.0 million, which includes borrowings under the Revolving Credit Facility to finance the Coating - Maine Acquisition and the issuance of 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock, no par value, upon the exercise of the remaining Class A warrants held by BF at a total price of $610 thousand. The cash generated by the BF exercise of its Class A warrant was offset by capital lease payments and $793 thousand of deferred financing costs associated with amending the Revolving Credit Facility to increase the aggregate facility amount to $60 million.

The amended $60 million Revolving Credit Facility will expire October 2001, which is consistent with the maturity date of the original $40 million revolver. The Company is charged an unused credit fee every month of 0.375% per annum. Interest on outstanding borrowings bear interest at variable rates related to the prime or LIBOR rates. At June 30, 1998, the Company had approximately $33.6 million of the then outstanding borrowings under the Revolving Credit Facility in LIBOR instruments. The LIBOR instruments range in life from one to three months and have an effective interest rate of approximately 8.4%.

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

OTHER

On July 31, 1998, the Company completed its acquisition of tesa tape, inc.'s pressure sensitive electrical tape product line and Carbondale, Illinois, manufacturing plant. The acquisition was through a newly formed, unrestricted subsidiary, Spinnaker Electrical and was acquired to complement the Company's line of adhesive back industrial tapes. The purchase price was approximately $10.7 million, comprising of $3.7 million in Company common stock, $4.5 million in term debt, $2.0 million in cash and a subordinated note by Spinnaker Electrical to tesa tape, inc.

The business generated approximately $17 million of sales, on a pro forma basis, through the sale of electrical tape for insulating motors, coils and transformers in 1997, with major customers in Europe, the U.S. and Canada.

YEAR 2000

The Company began addressing Year 2000 compliance in early 1995 in conjunction with the implementation of a new management information system at Spinnaker Coating, a task successfully completed in 1996.

Central Products is in the process of implementing a new information system with significantly improved functionality which should also address the Year 2000 computer program issues. The Company expects the implementation project and other related Y2K modifications to be completed by the end of 1999.

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

Upon completion of the remaining projects, the Company's internal and external information system professionals believe the Company will be Y2K compliant.

FORWARD LOOKING INFORMATION

This Form 10-Q contains certain forward looking information, including without limitation, certain of the statements in "Management's Discussion and Analysis of Financial Condition and Results of Operation." It should be recognized that such information represents estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Company's internal performance assumptions regarding expected operating performance and the expected performance of the economy as it impacts Company's businesses. As a result, such information is subject to various uncertainties, inaccuracies and risks.

PART II - OTHER INFORMATION

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of Stockholders (the "Annual Meeting") on May 28, 1998, in Dallas, Texas. At the Annual Meeting, the Registrant's stockholders considered (i) the election of seven directors to serve until the next Annual Meeting of Stockholders, all of whom were currently serving as directors of the Registrant, and (ii) a proposal to restate the Registrant's certificate of incorporation in order to reflect all prior amendments to the Certificate of Incorporation.

At the Annual Meeting, each of the nominees for the Board of Directors was elected by the stockholders. The results of the vote of the stockholders of the Registrant upon the election of the nominees for the Board of Directors of the Registrant was as follows:

                                   Votes Cast     Votes Withheld   Votes
                                   For Nominee    From Nominee     Abstaining
                                   -----------    --------------   ----------
          Richard J. Boyle          2,689,340           330             0

          Ned N. Fleming, III       2,689,340           330             0

          Philip Wm. Colburn        2,689,340           330             0

          Robert E. Dolan           2,689,340           330             0

          Frank Grzelecki           2,689,340           330             0

          Joseph P. Rhein           2,689,340           330             0

          Anthonie C. van Ekris     2,689,340           330             0


The proposal to restate the Certificate of Incorporation was also passed by the stockholders of the Registrant. The results of the votes on such proposal were 3,348,329 votes cast for the proposal, 121 votes cast against the proposal and 165 votes abstained from voting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

27.  Financial Data Schedule (1)

(B)  REPORTS ON FORM 8-K

On May 29, 1998, the Registrant filed an amendment to its Current Report on Form 8-K filed on March 30, 1998, which reported the Registrant's acquisition of the Pressure Sensitive Business. The amendment was filed with the required financial statements of the Pressure Sensitive Business, which had been omitted from the original filing.


---------------
(1)  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SPINNAKER INDUSTRIES, INC.
                                              (Registrant)




                                       /s/ Craig J. Jennings
                                       --------------------------------------
                                       Vice President, Finance and Treasurer


Date: August 14, 1998