Form 10-Q
period 1998-09-30
SPINNAKER INDUSTRIES INC
filed 1998-11-16
CIK 314865

                                    FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                              --------------------------------------------------


Commission file number               2-66564
                              --------------------------------------------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

                           Spinnaker Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                 06-0544125
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

600 N. Pearl St., #2160, L.B. 100, Dallas, TX              75201
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

                               Yes    X        No
                                   -----          -----
Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value                  3,775,680 shares
------------------------------------        ------------------------------------
Class                                       Outstanding at September 30, 1998

Class A Common Stock, No Par Value          3,566,067 shares
------------------------------------        ------------------------------------
Class                                       Outstanding at September 30, 1998

SPINNAKER INDUSTRIES, INC.


INDEX
--------------------------------------------------------------------------------



                                                                               PAGE
                                                                              NUMBER
                                                                              ------
PART I       FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements .............................     3

             Condensed Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997 ......................     3

             Condensed Consolidated Statements of Operations
             for the Three Months and Nine Months Ended
             September 30, 1998 and 1997 ...................................     4

             Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 1998 and 1997 .........     5

             Notes to Condensed Consolidated Financial Statements ..........     6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................    11

PART II      OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds .....................    16

Item 5.      Other Information .............................................    16

Item 6.      Exhibits ......................................................    16

PART 1. - FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30, 1998  December 31, 1997
                                               ------------------  -----------------
                                                   (Unaudited)           (Note)
ASSETS                                                    ($ In thousands)
Current assets:
     Cash and cash equivalents .............        $    --           $   5,977
     Accounts receivable, net ..............           35,479            24,886
     Inventories, net ......................           47,176            30,745
     Prepaid expenses and other ............            6,242             4,516
                                                    ---------         ---------
     Total current assets ..................           88,897            66,124

Property plant and equipment:
     Land ..................................            1,622               583
     Buildings and improvements ............           17,602            13,402
     Machinery and equipment ...............           91,805            61,262
     Accumulated depreciation ..............          (20,914)          (14,913)
                                                    ---------         ---------
                                                       90,115            60,334
Goodwill, net ..............................           42,991            24,025
Other assets ...............................            8,315             6,235
                                                    ---------         ---------

TOTAL ASSETS ...............................        $ 230,318         $ 156,718
                                                    ---------         ---------
                                                    ---------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ......................        $  30,401         $  14,529
     Accrued liabilities ...................            6,170             6,319
     Current portion of long term debt .....            3,664               864
     Working capital revolver ..............           40,883               446
     Other current liabilities .............            5,644             2,591
                                                    ---------         ---------
Total current liabilities ..................           86,762            24,749

Long term debt, less current portion .......          124,149           115,049
Deferred income taxes ......................            5,554             5,554
Pension liabilities ........................            2,608             1,097

Stockholders' equity:
     Common stock ..........................            3,124             3,124
     Additional paid in capital ............           15,867            11,557
     Retained earnings (deficit) ...........           (7,248)           (3,914)
     Minimum pension liability .............             (386)             (386)
     Less: treasury stock ..................             (112)             (112)
                                                    ---------         ---------
Total stockholders' equity .................           11,245            10,269
                                                    ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .        $ 230,318         $ 156,718
                                                    ---------         ---------
                                                    ---------         ---------

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In March 1998 and July 1998, the Company acquired the assets of the pressure sensitive business of S.D. Warren and the pressure sensitive industrial electrical tape product line and manufacturing plant of tesa tape, inc., respectively. (See Note 1)

See accompanying notes to condensed consolidated financial statements, which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS - UNAUDITED


                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                   ---------------------------         ---------------------------
($ In thousands, except per share data)               1998             1997              1998              1997
                                                   ---------         ---------         ---------         ---------
Net sales .................................        $  74,449         $  55,359         $ 205,811         $ 172,755

Cost of sales .............................          (64,872)          (48,138)         (179,381)         (148,560)
                                                   ---------         ---------         ---------         ---------

Gross margin ..............................            9,577             7,221            26,430            24,195

Selling, general and administrative expense           (6,607)           (5,357)          (18,258)          (16,465)
                                                   ---------         ---------         ---------         ---------

Income from operations ....................            2,970             1,864             8,172             7,730

Interest expense ..........................           (4,475)           (3,309)          (12,333)           (9,914)

Other income (expense) - net ..............              (46)               29               (38)               95
                                                   ---------         ---------         ---------         ---------

Loss before income taxes ..................           (1,551)           (1,416)           (4,199)           (2,089)


Income tax benefit ........................             (290)             (387)             (865)             (665)
                                                   ---------         ---------         ---------         ---------

Net loss ..................................        $  (1,261)        $  (1,029)        $  (3,334)        $  (1,424)
                                                   ---------         ---------         ---------         ---------
                                                   ---------         ---------         ---------         ---------


Earnings per common share:
     Net loss per common share ............        $   (0.17)        $   (0.16)        $   (0.47)        $   (0.23)

Earnings per common share:
     Net loss per common share
     - assuming dilution ..................        $   (0.17)        $   (0.16)        $   (0.47)        $   (0.23)


See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                          Nine Months Ended
                                                                             September 30,
                                                                      -------------------------
($ In thousands)                                                        1998             1997
                                                                      --------         --------
Operating activities:
Net loss .....................................................        $ (3,334)        $ (1,424)
Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation ........................................           6,007            4,170
         Amortization of goodwill and deferred financing costs           1,689            1,404
         Changes in operating assets and liabilities
              Accounts receivable ............................          (5,994)          (4,090)
              Inventories ....................................          (5,061)           1,087
              Prepaid expenses and other assets ..............          (1,795)             (12)
              Accounts payable, accrued liabilities, and
                 other current liabilities ...................          18,585            1,833
                                                                      --------         --------

Net cash provided by operating activities ....................          10,097            2,968
                                                                      --------         --------

Investing activities:
     Acquisition of Spinnaker Coating - Maine ................         (47,690)            --
     Acquisition of Spinnaker Electrical Tape Company ........          (2,117)            --
     Purchase of property, plant and equipment ...............          (6,115)          (5,965)
     Other ...................................................            (158)            (221)
                                                                      --------         --------

Net cash used in investing activities ........................         (56,080)          (6,186)
                                                                      --------         --------

Financing activities:
     Proceeds from revolving credit facilities, net ..........          40,237             (353)
     Principal payments on long term debt and leases .........            (100)            (246)
     Issuance of common stock ................................             610              702
     Deferred financing costs ................................            (741)            --
                                                                      --------         --------

Net cash provided by financing activities ....................          40,006              103
                                                                      --------         --------

     Decrease in cash and cash equivalents ...................          (5,977)          (3,115)

Cash and cash equivalents at beginning of period .............           5,977            9,699
                                                                      --------         --------

Cash and cash equivalents at end of period ...................        $   --           $  6,584
                                                                      --------         --------
                                                                      --------         --------



See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed consolidated financial statements include Spinnaker Industries, Inc. and its wholly owned subsidiaries, Central Products Company, Spinnaker Electrical Tape Company ("Spinnaker Electrical"), Spinnaker Coating, Inc. ("Spinnaker Coating") and Entoleter, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Effective March 17, 1998, the Company acquired the assets of the pressure sensitive business ("Pressure Sensitive Business") of S.D. Warren ("Warren"). Warren is a large pulp and paper producer owned by an indirect wholly-owned subsidiary of SAPPI, Ltd., a public South African conglomerate. The acquired pressure sensitive business, renamed Spinnaker Coating - Maine, Inc. ("Coating - Maine") effective with the acquisition, manufactures and markets label stock primarily for the EDP segment of the label stock market. Coating - Maine's EDP products are used in various labeling end uses, including form printing and product marking and identification. The purchase price under the agreement was approximately $51.8 million, plus the assumption of certain liabilities and related acquisition costs. The purchase price was funded from availability under the Company's amended $60 million revolving credit facility (the "Spinnaker Credit Facility") and the issuance of a subordinated convertible note (the "Note") by the Company to Warren in the amount of $7.0 million.

         The acquisition was accounted for as a purchase with the purchase price (subject to adjustment upon finalization of certain acquisition costs) allocated to the assets acquired and the liabilities assumed as follows:

                    Current assets ..............        $ 13,869
                    Property, plant and equipment          20,716
                    Goodwill ....................          21,807
                    Current liabilities .........            (262)
                    Non-current liabilities .....          (1,440)
                                                         --------
                                                         $ 54,690
                                                         --------
                                                         --------

         Goodwill arising from the Coating - Maine acquisition is amortized using the straight-line method over a period of 30 years.

         Effective July 30, 1998, the Company completed its acquisition of tesa tape, inc.'s pressure sensitive electrical tape product line and manufacturing plant ("Electrical Tape Business"). The Electrical Tape Business, renamed Spinnaker Electrical Tape Company ("Spinnaker Electrical") effective with the acquisition, produces electrical tape for insulating motors, coils and transformers for major customers in Europe, Canada and the U.S. The purchase price under the agreement was approximately $10.7 million plus related acquisition costs. The purchase price was comprised of $3.7 million in Company common stock, $4.5 million in term debt, $2.0 million in cash and a $0.5 million subordinated note by Spinnaker Electrical to tesa tape, inc.

         The acquisition was accounted for as a purchase with the purchase price (subject to adjustment upon finalization of certain acquisition costs) allocated to the assets acquired and the liabilities assumed as follows:

                    Current assets ..............        $  2,100
                    Property, plant and equipment           8,917
                    Current liabilities .........            (200)
                                                         --------
                                                         $ 10,817
                                                         --------
                                                         --------

         The operating results of Coating - Maine and Spinnaker Electrical are included in the consolidated statements of operations from their respective acquisition dates. The following pro forma information, which is based on information currently available to the Company, shows the results of the Company's operations presented as though both acquisitions occurred at the beginning of 1997.


                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                                     1998         1997                 1998              1997
                                               --------------------------------    -------------------------------
         NET SALES ............................  $  75,705     $  76,062           $  226,719       $  234,624
         NET INCOME (LOSS) ....................     (1,039)          (37)              (2,052)           2,612
         NET INCOME (LOSS) PER COMMON SHARE ...      (0.14)        (0.01)               (0.29)            0.42
         NET INCOME (LOSS) PER COMMON
           SHARE-ASSUMING DILUTION ............      (0.14)        (0.01)               (0.29)            0.42

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


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


4. Of inventory values at September 30, 1998 and December 31, 1997, approximately 44% and 47%, respectively, are valued using the last in, first out method (LIFO), 54% and 49%, respectively, are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at September 30, 1998, and December 31, 1997:

                                                        1998          1997
                                                      -------        -------
                                                          (in thousands)
                    Finished goods ...........        $27,167        $18,028
                    Work-in-process ..........          6,179          2,770
                    Raw materials and supplies         13,830          9,947
                                                      -------        -------

                    TOTAL ....................        $47,176        $30,745
                                                      -------        -------
                                                      -------        -------


5. In conjunction with the acquisition of Coating - Maine, the Spinnaker Credit Facility was amended to increase the aggregate facility amount to $60 million, subject to certain variables, including inventory and receivables eligible to be included in the borrowing base.

         Also in conjunction with the acquisition of Coating - Maine, the Company issued a Note to Warren with an original principal amount of $7.0 million, bearing payment-in-kind ("PIK") interest at 10% per annum. The Note is convertible for shares of the Company's Common Stock on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25 per share), subject to adjustment as set forth below. The Note's PIK feature allows the Company to pay the first year's interest payment by issuing an additional subordinated convertible note having similar terms; thereafter, interest is payable in cash provided the Company is not in default, after giving effect for the payment, of covenants under the Spinnaker Credit Facility. If the Company is prohibited from paying interest due in cash, the Company will continue to PIK the interest owed. Prepayments of the original principal amount are due in two installments: 30% on March 31,

         1999 and 70% on March 31, 2000, provided the Company is not in default of covenants under the Spinnaker Credit Facility and has availability in excess of $15 million under the Spinnaker Credit Facility after giving effect for the payment. If the Company is prohibited from satisfying the March 31, 1999 principal payment due to insufficient pro forma availability, the unpaid portion of the payment will be deferred until the next August 15 or March 15 as the Company could make such payment, subject to the same conditions described above. Any unpaid principal outstanding after March 31, 2000 will be considered due on demand, however, the payment of such amount will still remain restricted under the conditions described above. In any event, the Note and remaining unpaid interest will mature on January 31, 2002.

         In conjunction with the acquisition of Electrical Tape Business, Spinnaker Electrical entered into a revolving credit agreement ("Electrical Credit Facility"). The Electrical Credit Facility is secured by the receivables and inventory of Spinnaker Electrical and is separate and independent of the Spinnaker Credit Facility.

         Also in conjunction with the acquisition of the Electrical Tape Business, Spinnaker Electrical issued $4.5 million in term debt which bears interest at the lower of prime plus 0.50% or LIBOR (London Interbank Offered Rate) plus 2.50% per annum. The term debt is interest only for the first nine months, with monthly principal payments beginning in May 1999. Principal payments are based on a seven-year amortization with a balloon payment due July 2003. In addition, the Company issued a twelve month subordinated seller note to tesa tape, inc. ("tesa Note") with an original principal amount of $0.5 million, bearing PIK interest at the federal funds rate. Principal and interest are payable in cash on July 30, 1999 unless Spinnaker Electrical is in default, after giving effect for the payment, of covenants under the Electrical Credit Facility. If Spinnaker Electrical is prohibited from paying accrued interest and principal in cash, the Company will make payment by issuing Company Common stock.

         Following is a summary of long term debt of the Company at September 30, 1998, and December 31, 1997:

                                                                             1998              1997
                                                                           ---------         ---------
                                                                                   (in thousands)
         10 3/4% Senior Secured Notes, due 2006 with interest
         payable semi-annually each April 15 and October 15 .......        $ 115,000         $ 115,000

         10% Subordinated Note with PIK interest and principle
         payable on March 31, 1999 and 2000 .......................            7,000              --

         Term loan with interest at prime plus 0.50% or LIBOR
         plus 2.5%, interest only for 9 months, 7 year amortization            4,500              --

         Subordinated Note with PIK interest at Federal Funds rate,
         principal and interest due July 30, 1999 .................              500              --

         9 1/4% mortgage note from bank, payable on demand,
         secured by certain property of Entoleter .................              752               777

         Capital lease obligations ................................               69               136
                                                                           ---------         ---------
                                                                             127,821           115,913
         Less current maturities ..................................           (3,672)             (864)
                                                                           ---------         ---------
                                                                           $ 124,149         $ 115,049
                                                                           ---------         ---------
                                                                           ---------         ---------


         Credit availability under the Spinnaker Credit Facility and the Electrical Credit Facility are subject to certain variables, such as the amount of inventory and receivables eligible to be included in their respective borrowing bases. As of September 30, 1998, the Company had cash advances outstanding of approximately $40.2 million and $0.7 million and available borrowings of approximately $11.6 million and $1.3 million under the Spinnaker Credit Facility and the Electrical Credit Facility, respectively. As there is no right of offset between the facilities, cash collections are swept against their respective facility's outstanding balance. The Company is charged an unused line of credit fee every month, for each facility, based on an annual rate of 0.375%.

         Interest on outstanding borrowings is at variable rates related to the prime or LIBOR rates. At September 30, 1998, the combined effective interest rate for revolver borrowings was approximately 8.6% and 8.5% under the Spinnaker Credit Facility and Electrical Credit Facility, respectively. The Company carries approximately 92.1% of the outstanding Spinnaker Credit Facility borrowings in LIBOR instruments.

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

7. In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. The Company changed the method used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The following table sets forth only the computation of the basic earnings per share, as there are no dilutive securities for the three months and nine months ended September 30 (in thousands, except per share data):

                                                                   Three Months Ended              Nine Months Ended
                                                                  1998            1997            1998           1997
                                                                -------         -------         -------         -------
         Numerator - net income (loss) .................        $(1,261)        $(1,029)        $(3,334)        $(1,424)
         Denominator - denominator for earnings
              per common share - weighted average shares          7,292           6,290           7,156           6,211
         Net income (loss) per common share ............        $ (0.17)        $ (0.16)        $ (0.47)        $ (0.23)

         As of September 30, 1998 and 1997, there were 30,000 directors' options to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised and 10,000 directors' options to purchase one share of Common Stock at a price of $27 per option exercised. Shares related to these options were not included in the computation of diluted earnings per share in periods which resulted in a net loss because the effect would be antidilutive.

8. As of March 31, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, issued in September of 1997. SFAS No. 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as components of equity; such as currency translation and minimum pension liability adjustments. There were no comprehensive income items excluded from net income and included as a component of equity in the periods ended September 30, 1998 and 1997.

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

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES

The Company's net sales for the quarter ended September 30, 1998 were $74.4 million, compared to $55.4 million in the corresponding 1997 period. The increase in net sales for 1998 is attributed to approximately $16.4 million in sales from the recent acquisitions of Coating - Maine and Spinnaker Electrical and increased unit sales of adhesive - backed paper label stock and industrial carton sealing tape from 1997 levels. The increased unit sales of adhesive - backed paper label stock include a 40% increase in pressure sensitive postage volumes. Sales of industrial carton sealing tape were impacted by a successful acrylic tape program and strong sales of water activated reinforced tapes, which softened the impact of Asian imports and increased domestic market competition.

GROSS MARGIN

Gross margin as a percentage of net sales for the quarter ended September 30, 1998 was approximately 12.9% compared to approximately 13.0% in the corresponding 1997 period. The increased sales of pressure sensitive postage paper stock partially offset the impact of heightened market competition and Asian imports, as well as new pricing and product mix under the recently awarded five year $75 million postage contract.

The impact of Asian imports and increased domestic market competition resulted in changes in sales mix which contributed to lower average selling prices in both pressure sensitive label and industrial tape products, leading to product substitution.

The Company has offset a portion of these margin pressures by continuing to lower average unit manufacturing costs through manufacturing efficiency improvements, resulting from recent capital investments, and updated material procurement policies and procedures.

INCOME FROM OPERATIONS

Income from operations for the quarter ended September 30, 1998 was approximately $3.0 million, compared to approximately $1.9 million in the corresponding 1997 period. The 1998 operating results reflect increased sales, both internal and through acquisitions, while maintaining lower administrative costs. The Company has continued to rationalize administrative overhead and has leveraged the knowledge within and between the subsidiaries. In addition, operating results reflect approximately $0.9 million of increased depreciation and amortization expense associated with the acquisition of Coating - Maine and recent capital investments.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 1998 increased approximately $1.2 million compared to the corresponding period in 1997, primarily due to the financing associated with the Company's acquisition of Coating - Maine.

INCOME TAXES

The Company's third quarter 1998 income tax rate for federal and state income taxes reflects an annual effective tax rate of approximately 21%.

The estimated annual effective tax rate varies from statutory rates due to the impact of non-deductible permanent tax differences on estimated annual earnings before tax. In the corresponding period of 1997, the effective income tax rate was approximately 27%, however, the tax rate was reduced to approximately 20% by the end of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES

The Company's net sales for the nine months ended September 30, 1998 were $205.8 million, compared to $172.8 million in the corresponding 1997 period. The increase in net sales for 1998 is attributed to approximately $33.6 million in sales from the recent acquisitions of Coating - Maine and Spinnaker Electrical, as well as increased unit sales of prime label stock and water activated industrial carton sealing tape from 1997 levels. These increases partially offset lower unit sales of pressure sensitive postage paper stock and certain pressure sensitive tape products. Unit sales of pressure sensitive postage paper stock, which were impacted by the timing of orders by the Bureau of Engraving and Printing earlier in the year, increased significantly during the most recent three month period. Sales of industrial tape products have been impacted by Asian imports and increased domestic market competition, which have resulted in lower sales volumes of certain tape technologies and affected product mix.

GROSS MARGIN

Gross margin as a percentage of net sales in the nine months ended September 30, 1998 was approximately 12.8% compared to approximately 14.0% in the corresponding 1997 period. The 1998 gross margins were lower due to changes in sales mix, competitive pricing in both the adhesive label and industrial tape markets, and the timing and new pricing of postage paper stock business.

Net sales of postage paper stock reflect year to date lower units and average selling prices associated with the new five year $75 million contract for the supply of postage paper stock. The remaining variance is attributed to competitive market conditions and increased global capacity for certain tape products, lowering average selling prices of certain product categories, thereby leading to product substitution.

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

INCOME FROM OPERATIONS

Income from operations for the nine months ended September 30, 1998 was approximately $8.2 million, compared to approximately $7.7 million in the corresponding 1997 period. The 1998 operating results reflect increased sales, both internal and through acquisitions, while maintaining lower administrative costs. The Company has continued to rationalize administrative overhead and has leveraged the knowledge within and between the subsidiaries. In addition, operating results reflect approximately $2.2 million of increased depreciation and amortization expense associated with the acquisition of Coating - Maine and recent capital investments.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 1998 increased approximately $2.6 million compared to the corresponding period in 1997. Of the increase, approximately $2.2 million is attributable to the financing associated with the Company's acquisition of Coating - Maine.

INCOME TAXES

The Company's estimated annual effective income tax rate for federal and state income taxes is approximately 21%, compared to approximately 20% in 1997 on an annual basis. As of September 30, 1997, the effective tax rate was approximately 32%, however, the tax rate was subsequently revised due to the impact of permanent tax differences, primarily non-deductible goodwill amortization, on lower estimated earnings before taxes.

The Company has in excess of $9.5 million of net operating loss carryforwards to offset future taxable income. These carryforwards begin to expire in the year 2011.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Effective March 17, 1998, the Company closed the acquisition of the Pressure Sensitive Business from Warren ("Coating - Maine Acquisition"), whereby Coating
- Maine acquired the Pressure Sensitive Business.

The Coating - Maine Acquisition is consistent with the Company's long-term strategy of pursuing acquisitions that complement its position in the adhesive-backed materials industry. The purchase price under the related asset purchase agreement was approximately $51.8 million, plus the assumption of certain liabilities (excluding substantially all trade payables), and was funded with approximately $44.8 million from availability under the Spinnaker Credit Facility and the Note issued by the Company to Warren in the original principal amount of $7.0 million.

The Note includes a PIK feature that allows the Company to pay the first year's interest payment by issuing an additional subordinated note under similar terms as the Note, and the Company may also issue such a PIK note if at a future interest payment date a default or event of default exists, or would be caused by the payment of such interest in cash, under the Spinnaker Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Spinnaker Credit Facility and the Company's 10 3/4% Senior Notes due 2006 ("Senior Notes"). The Note matures on January 31, 2002, however, it is expected to be prepaid earlier if certain conditions or events occur. Prepayments of principal of 30% and 70% of the original principal amount are due on March 31, 1999 and March 31, 2000, respectively, subject to there being sufficient unused availability and no existing default or event of default under the Spinnaker Credit Facility.

In conjunction with the Coating - Maine Acquisition, the Spinnaker Credit Facility was amended to increase the aggregate facility amount from $40 to $60 million, subject to certain variables, including inventory and receivables eligible to be included in the borrowing base.

Effective July 30, 1998, the Company completed its acquisition of tesa tape, inc.'s pressure sensitive electrical tape product line and manufacturing plant ("Electrical Tape Acquisition"). The Electrical Tape Business, renamed Spinnaker Electrical Tape Company effective with the acquisition, produces electrical tape for insulating motors, coils and transformers for major customers in Europe, Canada and the U.S.

The Electrical Tape Acquisition is consistent with the Company's long-term strategy of pursuing acquisitions that complement its position in the adhesive-backed materials industry. The purchase price for the Electrical Tape Business was approximately $10.7 million, comprising of $3.7 million in Company common stock, $4.5 million in term debt, $2.0 million in cash and a subordinated note by Spinnaker Electrical to tesa tape, inc.

In conjunction with the acquisition of the Electrical Tape Business, Spinnaker Electrical entered into a $5 million revolving credit agreement. The Electrical Credit Facility is separate and independent of the Spinnaker Credit Facility, and is secured by the inventory and receivables of Spinnaker Electrical. The Electrical Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base.

Availability under the Electrical Credit Facility and cash flow from Electrical Tape Business operations are Spinnaker Electrical's principal source of liquidity. The Electrical Credit Facility is available to support periodic fluctuations in working capital and other general business purposes of the Electrical Tape Business. As of November 6, 1998, aggregate availability was approximately $2.8 million, of which approximately $1.4 million was outstanding.

The Company's principal source of liquidity is cash flow from operations and availability under the Spinnaker Credit Facility. The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in the working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. As of November 6, 1998, aggregate availability was approximately $52.0 million, of which approximately $46.1 million was outstanding.

The Company's September 30, 1998 cash balance was less than $0.1 million, as cash collections are swept against outstanding revolver balances.

Net cash used in investing activities was $64.3 million in the nine months ended September 30, 1998 compared to $6.2 million in the corresponding 1997 period. Investing activities in 1998 primarily related to the acquisitions of Coating - Maine and Spinnaker Electrical.

Financing activities during the nine months ended September 30, 1998 generated approximately $48.2 million, which includes borrowings under the Spinnaker Credit Facility to finance the Coating - Maine Acquisition and the issuance of 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock, no par value, upon the exercise of the remaining Class A warrants held by BF at a total price of $610 thousand.

The amended $60 million Spinnaker Credit Facility and the Electrical Credit Facility expire October 2001 and July 2003, respectively. The Company is charged an unused credit fee every month, for each facility, of 0.375% per annum. Interest on outstanding borrowings bear interest at variable rates related to the prime or LIBOR rates. At September 30, 1998, the Company had approximately $37.6 million of the then outstanding borrowings under the Spinnaker Credit Facility in LIBOR instruments. The LIBOR instruments range in life from one to three months and have an effective interest rate of approximately 8.4%.

Certain agreements with the Company's lenders impose restrictions on the ability of the Company or the Company's subsidiaries to pay dividends. The Company is required to comply with various covenants including limitations on capital expenditures, interest coverage, fixed charge coverage, and minimum levels of net worth and current ratio, as well as various other financial covenants.

YEAR 2000

The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. This problem causes some hardware and software to interpret a two-digit year expressed as "00" as the year 2000. When the year 2000 begins, these computers may interpret "00" as the year 1900 and either stop processing date-related computations or will process them incorrectly. All software, computer hardware, building facilities and equipment utilized by the Company require assessment to determine that they will continue to operate accurately when they encounter a Year 2000 date before and after January 1, 2000.

The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. The Company's Year 2000 review is being performed primarily by internal staff, and in certain operations, is supplemented by outside consultants. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, computerized manufacturing equipment and other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts.

The assessment phase of the Company's initiatives is substantially complete. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. A comprehensive contingency plan has been developed for the adhesive-backed label platform and remediation and testing is expected to be complete by March 1999. The development of a comprehensive contingency plan is nearing completion for the industrial tape platform and remediation and testing is estimated to be 60% complete. The Company expects the industrial tape platform to be Year 2000 compliant by June 1999.

The Company is querying its third party vendors, and significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely manner could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Most Year 2000 issues have been or will be eliminated by the normal upgrading process of computer systems and manufacturing equipment. Therefore, the cost of addressing Year 2000 issues has been and will continue to be funded from operating cash flows. An estimate of the total cost of remediation has not been determined. However, management believes that the cost will not materially affect the results of operations.

The estimated costs and projected dates of completion for the Company's Year 2000 program are based on management's estimates and were developed using numerous assumptions of future events, some of which are beyond the Company's control. The Company presently believes that with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company as a whole. However, if such modifications and conversions are not completed timely or are ineffective, the Year 2000 issue may materially and adversely impact the Company's financial condition, results of operations and cash flows.

RECENT DEVELOPMENTS

The Company has retained Schroders & Co., Inc. to seek strategic alternatives, including a possible sale, merger or other combination of Spinnaker. There is no assurance that this initiative will be accomplished.

FORWARD LOOKING INFORMATION

This Form 10-Q contains certain forward looking information and other information, including without limitation, certain of the statements in "Management's Discussion and Analysis of Financial Condition and Results of Operation; matters relating to strategic alternatives and "Year 2000." It should be recognized that such information represents estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Company's internal performance assumptions regarding expected operating performance and the expected performance of the economy as it impacts Company's businesses. As a result, such information is subject to various uncertainties, inaccuracies and risks.

PART II - OTHER INFORMATION

Item 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

(C) On July 30, 1998, the Registrant acquired the Carbondale, Illinois electrical tape manufacturing operations of tesa tape, inc. In connection with such acquisition, the Registrant issued to tesa tape, inc., as partial consideration for the assets acquired by the Registrant, 200,000 shares its common stock, no par value. Such issuance was consummated in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. This exemption was relied upon, in part, based on the facts that: tesa was the only recipient of shares in this transaction; the shares were issued in a negotiated transaction without any general solicitation; and tesa made representations to the Registrant, as to its sophistication, experience, investment intent and status as an accredited investor.

Item 5 - OTHER INFORMATION

         The Registrant has retained Schroders & Co. to assist the Company in seeking and evaluating strategic alternatives, including a possible sale, merger, or other business combination of the Registrant. There is no assurance that this initiative will be accomplished. In addition, Lynch Corporation, which through a wholly owned subsidiary, owns a 61% interest in the Registrant, has announced a plan to monetize certain of its assets, including the Registrant

Item 6 - EXHIBITS

(A)      Exhibits

99.1 Seventh Amendment to Credit Agreement dated as of October 23, 1996, among Central Products Company, Spinnaker Coating, Inc., Spinnaker Coating - Maine, Inc., Entoleter, Inc., the Registrant, as guarantor, each of the financial institutions party thereto from time to time, BT Commercial Corporation, as agent, Transamerica Business Credit Corporation, as collateral agent, and Bankers Trust Company as issuing bank (the "Credit Agreement"), made as of July 30, 1998. (1)

27.      Financial Data Schedule (1)

---------------

(1)      Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SPINNAKER INDUSTRIES, INC.
                                 -------------------------------------
                                      (Registrant)




                                 /s/ Craig J. Jennings
                                 -------------------------------------
                                 Vice President, Finance and Treasurer


Date:    November 16, 1998

                                  EXHIBIT INDEX


                                                                      Page No.
Exhibit                                                              Sequential
-------                                                              ----------
10.1     Seventh Amendment to the Credit Agreement

27.      Financial Data Schedule