Form 10-K
period 1998-12-31
SPINNAKER INDUSTRIES INC
filed 1999-03-29
CIK 314865

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13961
                            ------------------------

                           SPINNAKER INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                              06-0544125
       (State of incorporation)           (IRS Employer Identification No.)
   1700 PACIFIC AVENUE, SUITE 1600,                     75201
              DALLAS, TX                             (zip code)
    (Address of principal executive
               offices)

                                 (214) 855-0322
              (Registrant's telephone number, including area code)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                no par
Common Stock.............................................        value
                            Title of Class
                                                                no par
Class A Common Stock.....................................        value
                            Title of Class
   Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

    The total aggregate market value of the 1,314,859 shares of voting stock held by non-affiliates of the Registrant (677,000 shares of Common Stock and 637,859 shares of Class A Common Stock) was $17,770,167 (based upon the closing bid of the Registrant's Common Stock and Class A Common Stock in the AMEX on March 19, 1999 of $14 per share of Common Stock and $13 per share of Class A Common Stock). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Registrant.

    The number of outstanding shares of the Registrant's Common Stock and Class A Common Stock was 3,775,680 and 3,566,067, respectively, as of March 19, 1999 for a total of 7,341,747.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III: Proxy Statement for the 1999Annual Meeting of Stockholders to be held June 3, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

    Spinnaker Industries, Inc., a Delaware corporation (the "Registrant" or the "Company"), is a leading manufacturer and marketer of adhesive-backed materials, primarily for the industrial tape and pressure sensitive label stock markets. The Registrant's strategy is to focus on the growing pressure sensitive markets for industrial sealing tape and label stock applications, while pursuing acquisitions within the adhesive-backed materials industry that complement its existing businesses. However, as announced in November 1998, the Company continues to examine strategic alternatives, including the possible sale of all or a portion of the business, merger, or other business combination where deemed advantageous. The Company's businesses are grouped into two principal categories that accounted for the following percentages of pro forma net sales for the year ended December 31, 1998: industrial tape (43%) and adhesive backed label stock (54%). For the year ended December 31, 1998, the Company had pro forma net sales of $301.8 million and pro forma EBITDA (as defined in Item 6 "Selected Financial Data") of $21.7 million, net of charges impacting comparability.

    In 1987, Lynch Corporation, an Indiana corporation ("Lynch"), which is listed on the American Stock Exchange, purchased from a group of investors approximately 82% of the outstanding common stock of the Registrant. As of December 31, 1998, Lynch Manufacturing Corporation ("LMC"), a wholly-owned subsidiary of Lynch, owned 2,237,203 and 2,259,063 shares, or 59.3% and 63.3%, respectively, of the Registrant's common stock, no par value (the "Common Stock") and Class A Common Stock, no par value (the "Class A Common Stock"). Prior to June 1994, the Company's principal business activity consisted of the operations of Entoleter, Inc., a Delaware corporation ("Entoleter"). In June 1994, the Company entered into a management agreement (the "Management Agreement") with Boyle, Fleming & Co., Inc. ("BF"), pursuant to which BF would provide operations management, strategic planning, acquisition analysis and implementation, investment banking and financial advisory services and the supervision of the Company's financial reporting and regulatory obligations. Subsequent to the creation of its management relationship with BF, the Company redirected its strategic plan and consummated the acquisitions of the operations at Spinnaker Coating, Inc., a Delaware corporation ("Spinnaker Coating"), and Central Products Company, a Delaware corporation ("Central Products"), as described below. More recently, in March and July 1998, the Company completed the acquisitions of the pressure sensitive paper products operations of (the "Pressure Sensitive Business") of S.D. Warren Company ("Warren") and the pressure sensitive electrical tape product line and Carbondale, Illinois, manufacturing plant (the "Electrical Tape Business") of tesa tape, inc. ("tesa"), respectively, which are also described below. Spinnaker Coating-Maine, Inc., a Delaware corporation and indirect subsidiary of the Company ("Coating-Maine") operates the Pressure Sensitive Business, as part of the Company's adhesive-backed label stock operations. The tesa acquisition was through a newly formed, unrestricted subsidiary, Spinnaker Electrical and was acquired to complement the Company's line of adhesive-backed industrial tapes. Although the Management Agreement between BF and the Company was terminated in August 1996, the principals of BF have continued to be employed as Chairman of the Board and Chief Executive Officer, and the President, respectively, of the Company. In May 1997, the President also became the Chief Operating Officer of the Company.

    On October 4, 1995, the Company completed the acquisition (the "Central Products Acquisition") of the carton sealing tape division of Alco Standard Corporation ("Alco") through its newly formed Central Products subsidiary. Central Products, whose operations were founded in 1917, is a leading manufacturer of carton sealing tape and offers the broadest line of such products in the United States. Its branded and private label products are used primarily for commercial packaging applications and are sold through its national sales force to over 1,500 paper and office products distributors nationwide, including the largest national distributors of paper products, for resale to over 20,000 end users. In connection with the Central Products Acquisition, Central Products entered into a private label supply agreement with Unisource Worldwide, Inc. ("Unisource"), a subsidiary of Alco, which is the largest United States distributor of office paper products, to supply a complete line of private label carton sealing tape products. In 1995, Central Products also became a major vendor to xpedx (a division of International Paper Co.), the second largest distributor of paper products in the United States, to supply a full line of private label water sensitive and pressure sensitive carton sealing tape products. The Company believes that these arrangements with key customers distinguish the Company's leading position as the only one-stop manufacturer of private label products in the carton sealing tape market.

    On September 19, 1994, the Company completed the acquisition (the "Spinnaker Coating Acquisition") of its Spinnaker Coating operations in which it, together with Lynch, certain officers and employees of Spinnaker Coating, and affiliates of BF (the "Minority Stockholders"), purchased the label stock business of Kimberly-Clark Corporation through its newly formed "Brown-Bridge Industries, Inc." subsidiary. Spinnaker Coating's operations were founded in 1928 and, according to Company estimates, is the fifth largest manufacturer of adhesive-backed label stock and is the only manufacturer of all adhesive-backed paper technologies (pressure, water and heat sensitive), which enables the Company to provide a broad range of standard and custom adhesive-backed label stock products that meet the design specifications of its customers. Spinnaker Coating offers a full line of more than 2,000 variations of adhesive-backed label stock and sells its products in roll and sheet form to over 1,000 printers, paper merchants and industrial users. Customers convert its label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamp stock, decorative labels and other specialty industrial uses. Spinnaker Coating is the largest supplier of pressure sensitive postage stamp stock for use by the U.S. Postal Service (the "Postal Service"). In 1995 and again in March 1998, the Company was selected exclusively to supply Paper Corporation of the U.S. and the U.S. Bureau of Engraving and Printing ("BEP") the label stock for pressure-sensitive postage stamps. The March 1998 contract, a five-year supply contract, is valued at approximately $75 million.

    On March 17, 1998, the Company closed the acquisition (the "Coating-Maine Acquisition") of the Pressure Sensitive Business from Warren through its newly formed subsidiary, Coating-Maine. Coating-Maine operates the Pressure Sensitive Business at a portion of Warren's paper mill near Portland, Maine. The Pressure Sensitive Business began operations in 1976 and is a major manufacturer and marketer of pressure sensitive adhesive-backed label stock. The Pressure Sensitive Business manufactures and markets standard, high volume, pressure sensitive products primarily for the EDP segment of the label stock market, which complements Spinnaker Coating's custom, low volume, pressure sensitive products used for specialty applications. The Pressure Sensitive Business' products are used in various labeling end uses, including form printing and product marking and identification. The Pressure Sensitive Business generated approximately $59.1 million of pro forma net sales in the fiscal year ended December 31, 1998, accounting for 19.6% of the Company's pro forma net sales for the year 1998.

    On July 30, 1998, the Company closed the acquisition (the "Electrical Tape Acquisition") of the Electrical Tape Business from tesa through its newly formed, unrestricted subsidiary of the Company ("Spinnaker Electrical"). Spinnaker Electrical operates the Electrical Tape Business at a modern manufacturing facility, completed in 1995, located in Carbondale, Illinois. The Electrical Tape Business manufactures and markets pressure sensitive industrial electrical tapes used for insulation in the production of motors, coils and transformers. The Company sells into the Eastern European electrical and industrial tape market through its relationship with the world's largest distributor of electrical products. The Electrical Tape Business manufactures laminate, glass cloth, filament, and film, polypropylene and polyester high temperature industrial electrical tapes. The Electrical Tape Business generated approximately $13.0 million of pro forma net sales in the year ended December 31, 1998, accounting for approximately 4.3% of the Company's pro forma net sales for the year 1998.

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

INDUSTRIAL TAPE

    The Company provides a full range of packaging system solutions for the packaging of goods for shipment by a wide variety of manufacturing, retail and distribution companies, such as UPS and Land's End. The Company markets "system solutions" by providing carton sealing tape machines in combination with its tape products, thereby creating a market for its tapes on an on-going basis. The Company manufactures pressure sensitive carton sealing tape with all three primary adhesive technologies: acrylic, hot melt and natural rubber. It also offers three types of water sensitive carton sealing tape: paper tape, fiberglass reinforced tape and box tape.

    The acquisition of Spinnaker Electrical strengthened the Company's industrial product offering and coating technology. The Electrical Tape Business manufactures pressure sensitive industrial tapes used for insulation in the production of motors, coils and transformers. The Company offers multiple types of tapes including laminate, glass cloth, filament, film, polypropylene, and polyester and believes it maintains a number three-market share position in high temperature industrial tapes.

    PRESSURE SENSITIVE CARTON SEALING TAPE. Pressure sensitive carton sealing tape is manufactured primarily through the coating of plastic film with a thin layer of acrylic, hot melt or natural rubber adhesive. The adhesive is applied to various grades of high-quality, low-stretch polypropylene film for use in most applications as well as PVC and polyester films which are used for certain specialized applications. Acrylic adhesives, which are noted for their clarity, non-yellowing properties, good temperature resistance and low application cost, are best suited for manual applications on light and medium carton sealing situations. Hot melt adhesives, noted for their quiet release and easy unwind during application, are the most widely used pressure sensitive adhesives because they satisfy 90% of all carton sealing requirements. Natural rubber adhesives are unique because of their aggressive adhesion properties and, although they are ideal for recycled content cartons and cartons requiring hot, humid or cold packing, transportation and storage, they can be used for a wide variety of surface conditions and extreme temperature tolerances. The Company's pressure sensitive carton sealing tapes are sold under the trade names Alltac-Registered Trademark- and Central-Registered Trademark-.

    WATER SENSITIVE CARTON SEALING TAPE. Water sensitive carton sealing tape is generally manufactured through the application of a thin layer of water sensitive adhesive to gumming kraft paper. It is offered as either non-reinforced (paper) tape or fiberglass reinforced tape. Non-reinforced tape is made by applying an adhesive to a single layer of high tensile strength kraft paper coated with the Company's patented starch-based adhesive. Non-reinforced tapes are totally biodegradable and are used in light to medium carton sealing applications. Fiberglass reinforced tape contains a layer of fiberglass yarn placed between two layers of kraft paper, and is typically used to seal heavy packages or on cartons that will be subject to a high level of abuse during shipping and is also favored in shipping high value goods due to its strong sealing qualities. Both non-reinforced tape and fiberglass reinforced tape are available in light, medium and heavy grades. The Company's water sensitive carton sealing tapes are sold under the trade names Glasseal-Registered Trademark-, Central-Registered Trademark-, Green Core-TM- and Tru-Seal-TM-.

    PRESSURE SENSITIVE ELECTRICAL TAPE. Pressure sensitive electrical tape is manufactured through the coating of laminate, glass cloth, filament, and film backing materials with acrylic, rubber and silicone adhesives. The Company's electrical tapes are classified by specific insulating characteristics of the backing material and are categorized by temperature class from up to 105 degrees to up to 180 degrees Celsius. In addition, the Company's electrical insulating tapes are approved by Underwriters Laboratories for use in electrical insulating applications.

    TAPE DISPENSING MACHINES. The Company also supplies tape dispensing equipment manufactured by other companies. The Company currently offers a broad line of carton sealing equipment for pressure sensitive tape, which ranges from hand held dispensers to automatic random sizing equipment used in high speed applications. The Company also offers two types of table top dispensers for water sensitive tape, a manual dispenser and a more expensive electric dispenser.

ADHESIVE-BACKED LABEL STOCK

    The Company develops, manufactures and markets adhesive-backed label stock that is converted by printers and industrial users into products that are utilized for marking, identifying, labeling and decorating applications and products. The Company's adhesive-backed label stock products are offered in three primary adhesive categories: pressure sensitive, water sensitive and heat sensitive. During 1998, pressure sensitive products constituted approximately 93.4% of the Company's pro forma net sales of adhesive-backed label stock products, while water sensitive products constituted 5.1% and heat sensitive products constituted 1.5% of such sales.

    PRESSURE SENSITIVE. Pressure sensitive adhesive-backed label stock products, which are activated by the application of pressure, are manufactured with a three element construction consisting of face stock, adhesive coating and silicone coated release liner. The adhesive product is sold in roll or sheet form for further conversion into products used primarily for marking, identification and promotional labeling. The Company's pressure sensitive sheet products are sold under the trade names Strip Tac-Registered Trademark- and Strip Tac Plus-Registered Trademark-. Roll pressure sensitive products are generally sold to label printers that produce products used primarily for informational labels (shipping labels, price labels, warning labels, etc.), product identification and postage stamps. Sheet pressure sensitive products are sold to commercial sheet printers, who provide information labels and other products (such as laser printer stock).

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

INDUSTRIAL PROCESS EQUIPMENT BUSINESS

    Entoleter engineers, manufactures and markets a vertically integrated line of size reduction equipment complemented by a line of air pollution control equipment. Entoleter's products primarily consist of: (i) Centrimil Milling Equipment for particle size reduction; (ii) Granulators for the plastics molding industry and precision cutters for the film and non-woven industry; and (iii) Centrifield Scrubbers for the removal of impurities from air, gases and liquids, and for heat recovery, gas absorption, and other mass transfer functions.

    The Company is exploring strategic alternatives with respect to Entoleter to improve shareholder value, including the possible sale or spin-off of Entoleter. There can be no assurance, however, that any transaction involving Entoleter will occur.

MARKETING AND CUSTOMERS

    The Company's marketing strategy focuses not only on products, but also customer service and specific customer applications. The Company has conducted business with its top ten customers for approximately fifteen years on the average. The Company's relationships with customers focus on customer service and its ability to research and develop custom solutions for unique end user applications. The Company's marketing and customer service provides the Company with new growth opportunities to increase market share. The Company believes that the breadth of its product line, commitment to product quality and reputation for innovation will enable it to increase its market share through the introduction of new products. The Company markets its broad range of products to a variety of customers. During 1998, no single customer accounted for more than 10% of the Company's net sales.

    The Company's strategy for marketing its tape products is to emphasize supplying a full line of both water sensitive and pressure sensitive tape products to the carton sealing tape industry. The Company primarily sells its products directly to over 1,500 paper distributors (customers), who in turn resell these tape products to the end user markets. In addition, the Company sells private-brand carton closure tapes direct to large customers who in turn distribute the products under their name to end users. The Company provides its distributor customers with a high level of product education to enable them to better sell the Company's products. The Company maintains a training center at its Menasha facility, where it conducts a "Tape School" five times yearly for educating customers about its products. The Company also provides on-site training and gives its distributors in-depth product literature and technical materials.

    The Company markets its high temperature electrical tape products domestically through its own sales representatives and to Eastern Europe through a relationship with the world's largest distributor of electrical products. The Company is developing plans to capitalize on other markets abroad through the same distributor relationship. Market growth for the Company's high temperature electrical tape products is driven by the growing use of electronics in consumer products, the expanded use of motors, and the growth and replacement of industrial transformers.

    The Company markets its adhesive-backed label stock products through its own sales representatives to regional and national printers, converters and merchants. The majority of sales represent product sold and shipped from the Company's facilities in Troy, Ohio and Westbrook, Maine. However, to broaden its market penetration, the Company also contracts with regional processors throughout the United States, with whom it stores product until sold. Generally, these processors perform both slitting and distribution services for the Company.

MANUFACTURING AND RAW MATERIALS

    The Company produces all adhesive technologies for industrial tape and adhesive-backed label stock. The Company's operations utilize advanced manufacturing methods and sophisticated equipment to produce industrial tapes and label stock for a variety of standard and custom applications requiring water, pressure and heat sensitive technologies. The Company believes its strong manufacturing capabilities enable it to maintain high product quality and low operating costs and respond to customers' needs quickly and efficiently.

    The Company manufactures each of the three primary adhesive technologies of pressure sensitive carton sealing tape used within the industry: acrylic, hot melt and natural rubber. The Company also produces all three types of water sensitive carton sealing tape: paper, fiberglass reinforced, and box tape. The Company manufactures its pressure sensitive tape at its facilities in Brighton, Colorado, and manufactures its water sensitive tape at the Company's carton sealing facilities in Menasha, Wisconsin. The Company has implemented product and process improvements at both of its manufacturing facilities that have decreased costs and increased manufacturing efficiencies, primarily through reductions in down time and material scrap in its manufacturing processes. Over the last three years, the Company has averaged approximately $5 million per year in capital improvements to achieve such efficiencies by automating and updating its processes. It is these capital improvements that enabled the Company to transition from a seven day to a five day work week at the Brighton facility in early January 1999, yet maintain consistent throughput and manufacturing efficiencies. In addition, the Company has implemented a progressive team management approach, which facilitates frequent meetings between supervisors and team members to discuss ideas for further improving the Company's manufacturing processes.

    The Company manufactures adhesive-backed label stock that is converted by customers into products for marking, identifying, labeling and decorating applications. The Company offers its adhesive-label stock products in three primary categories: pressure sensitive, water sensitive and heat sensitive. The Company manufactures its adhesive-back label stock products at two plants in Troy, Ohio and the recently acquired facility in Westbrook, Maine. The Company has made approximately $9 million in capital expenditures at the Ohio facilities, including $4.0 million for the addition of a new production line for silicone coating. During 1996, before the addition of the new production line, the Company outsourced a portion of its silicone coated liner requirements.

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

    Among the Company's manufacturing strengths at its water sensitive carton sealing tape operation are fully integrated, computerized coating and laminating machines, fully automated slitting, rewinding and packaging machines and a state of the art print shop. At its pressure sensitive carton sealing tape operation, they include an in-house film line for production of polypropylene film and an advanced computerized coating machine for each of the three adhesive technologies.

    The electrical tape manufacturing facility in Carbondale, Illinois was brought on line in 1995 from a greenfield site. The facility provides the Company with a full range of coating, slitting and ancillary equipment to serve customers in the electrical products industry. In addition, the Company believes the machine's flexibility will enable the Company to produce filament, stepping, and double backed tape for industrial applications.

COMPETITION

    The adhesive-backed materials industry is highly competitive. The Company competes with national and regional suppliers, as well as Asian and European imports. As a result of the competitive environment in the markets in which the Company operates, the Company faces (and will continue to face) pressure on sales prices of its products. For this reason, the Company continues to invest resources to improve operating efficiencies and reduce operating costs. However, as a result of such pricing pressures, the Company may in the future experience reductions in the profit margins on its sales, or may be unable to pass future raw material price increases to its customers (which would also reduce profit margins). The Company operates in markets characterized by a few large diversified companies selling products under recognized trade names and a number of smaller public and privately-held companies selling to the market. In addition to branded products, some companies in the industry produce private-label products to enhance supply relationships with large buyers.

    The Company competes with other manufacturers of carton sealing tape products as well as manufacturers of alternative carton closure products. The Company believes the basis of competition in the carton sealing market is quality of adhesion across a broad spectrum of applications, delivery and account service, and price, although other factors, such as technical support and product literature, may enhance a company's competitive position. There are a wide range of participants in the carton sealing industry. 3M Corporation is the largest manufacturer of pressure sensitive tape in the carton sealing market in the United States.

    The pressure sensitive industrial electrical tape business competes with other manufactures, both domestic and foreign, some of which are larger than the Company. 3M is the largest manufacturer in both North America and Europe.

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

INTERNATIONAL SALES

    The Company's foreign sales were $21.9 million, $14.2 million, and $11.5 million in 1998, 1997, and 1996, respectively. Of the $21.9 million in 1998 foreign sales, approximately 84% were represented by exports of Spinnaker Coating, Central Products, and Spinnaker Electrical adhesive-backed materials. The substantial majority of these sales were to Canadian customers and its European distributor and, consequently, the Company believes that the risks commonly associated with doing business in foreign countries are minimal. The profitability of foreign sales is substantially equivalent to that of domestic sales. Because foreign sales are transacted in United States dollars, payments in many cases are secured by irrevocable letters of credit.

LITIGATION

    The Company from time to time is involved in various legal proceedings arising in the ordinary course of business operations, such as employment matters, contractual disputes and personal injury claims. There are no proceedings currently pending for which the Company's potential liability would be material to its financial condition or results of operations.

EMPLOYEES

    As of December 31, 1998, the Company employed approximately 1,099 persons, of which 474 were Spinnaker Coating employees, 508 were Central Products employees, 71 were Spinnaker Electrical employees and 37 were Entoleter employees. All employees other than management are paid on an hourly basis. A majority of its hourly employees are not represented by unions. Central Products negotiated a five year labor agreement, expiring in 2003, with the Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-CIO (formerly known as the United Paperworkers International Union) covering approximately 178 hourly employees at the Menasha, Wisconsin plant. Spinnaker Electrical has a three year labor agreement, expiring in 2001, with the AFL-CIO union, covering approximately 47 hourly employees at the Carbondale, Illinois plant. Spinnaker Coating has a labor agreement, expiring in 2002, with the AFL-CIO union, covering approximately 75 employees at the Westbrook, Maine plant. Entoleter's approximately 16 hourly production employees are members of the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires on April 30, 1999. The Company believes that its relations with its employees are good; however, there can be no assurance that the Company will not experience work stoppages or slowdowns in the future.

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

ITEM 2.  PROPERTIES

    The Company's principal executive offices are located in Dallas, Texas, where it shares office space with an affiliate of its principal executive officers. The following table sets forth certain information with respect to the principal operating and administrative facilities used by the Company:

                                                                     APPROXIMATE    OWNED OR
LOCATION                                                             SQUARE FEET     LEASED     EXPIRATION OF LEASE
-------------------------------------------------------------------  ------------  -----------  -------------------
CENTRAL PRODUCTS
  Menasha, Wisconsin...............................................      175,000        Owned           N/A
  Menasha, Wisconsin...............................................       20,000        Owned           N/A
  Neenah, Wisconsin................................................       90,000       Leased     April 25, 2000
  Brighton, Colorado...............................................      211,000       Leased          2014
SPINNAKER ELECTRICAL TAPE
  Carbondale, Illinois(1)..........................................      192,000       Leased          2092
SPINNAKER-COATING
  Troy, Ohio (Plant One)...........................................      200,000        Owned           N/A
  Troy, Ohio (Plant Two)(2)........................................       98,000        Owned           N/A
  Troy, Ohio.......................................................       58,000       Leased     Month-to-Month
COATING-MAINE
  Westbrook, Maine(3)..............................................      151,000        Owned     March 16, 2097
  Westbrook, Maine.................................................        5,000       Leased    October 31, 1999
  Westbrook, Maine.................................................       15,000       Leased      April 1, 2004
ENTOLETER
  Hamden, Connecticut..............................................       72,000        Owned           N/A
SPINNAKER INDUSTRIES, INC.
  Denver, Colorado(4)..............................................      100,000        Owned           N/A

------------------------

(1) The plant is located on 15 acres of a 55 acre site and leases for $1.00 per year, per acre, until 2092 with a 99 year extension option.

(2) The Company also owns a five-acre tract adjacent to this tract that is available for expansion.

(3) The Company owns the building and improvements and has an option to purchase the underlying land for $1.00

(4) Central Products through an intercompany lease arrangement utilize this warehouse facility.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The Registrant's Common Stock and Class A Common Stock have been traded on the American Stock Exchange, Inc. ("AMEX") under the symbols SKK and SKK.A, respectively, since April 2, 1998. Prior to that time, the Common Stock and Class A Common Stock were traded on the NASDAQ National Market and the NASDAQ Small Cap Market. The following table sets forth, for the calendar quarters indicated, the range of high and low closing prices for the Common Stock and Class A Common Stock for the period during which the Common Stock and Class A Common Stock were traded on the AMEX and the NASDAQ National Market, and the range of high and low bid prices for the Common Stock and Class A Common, prior to September 8, 1997, during which time the Common Stock and Class A Common Stock were traded on the NASDAQ Small Cap Market, as reported in published financial sources.

                                                                   CLASS A COMMON
                                              COMMON STOCK             STOCK
                                           ------------------    ------------------
                                            HIGH        LOW       HIGH        LOW
                                           -------    -------    -------    -------
1997
  First Quarter.........................   $54        $23        $74        $39
  Second Quarter........................    54         25         74         29
  Third Quarter.........................    36         23         40 1/8     22 1/8
  Fourth Quarter........................    28         20         28         22

1998
  First Quarter.........................    23         20 1/4     24 1/2     21 1/2
  Second Quarter........................    22 1/4     18 1/2     22 1/2     19 1/4
  Third Quarter.........................    19         18         19 3/8     18
  Fourth Quarter........................    19 1/4     17 3/4     19 5/8     18

1999
  First Quarter (through March 19,
    1999)...............................    17 1/2     14         17 1/2     13

    As of December 31, 1998, there were approximately 200 holders of record of Common Stock and Class A Common Stock (which numbers do not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

    Since the beginning of Lynch's involvement with the Company, the Company has not declared or paid any cash dividends on its Common Stock or Class A Common Stock and does not currently anticipate paying any cash dividends on its Common Stock or Class A Common Stock in the foreseeable future. The Company intends to retain future earnings for use in its business. Spinnaker's sole source of cash from which to make dividend payments will be dividends distributed or other payments made to it by its subsidiaries. The right of Spinnaker to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of the creditors of its subsidiaries. Under the terms of the Spinnaker Credit Facility and the Indenture governing the Senior Notes (as defined), the Company's ability to pay cash dividends to its stockholders is limited.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         1998(1)       1997        1996      1995(2)     1994(3)
                                                        ----------  ----------  ----------  ----------  ---------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)
INCOME STATEMENT DATA:
Net sales.............................................  $  280,941  $  231,976  $  246,536  $  135,289  $  33,632
Operating profit(4)...................................       8,567      10,879      10,222       5,789        722
Income (loss) before income taxes, minority interest
  and extraordinary item, net of tax..................      (8,495)     (2,247)       (363)        953         78
Income (loss) before extraordinary item...............      (6,619)     (1,787)       (625)        561        (90)
Extraordinary charge, net of tax......................          --          --      (1,843)         --         --
Net income (loss).....................................      (6,619)     (1,787)     (2,468)        561        (90)
SHARE DATA:
Income (loss) per common share before extraordinary
  item................................................       (0.92)      (0.28)      (0.11)       0.10      (0.02)
Income (loss) per common share before extraordinary
  item-assuming dilution..............................       (0.92)      (0.28)      (0.11)       0.08      (0.02)
Net income (loss) per common share....................       (0.92)      (0.28)      (0.42)       0.10      (0.02)
Net income (loss) per common share-assuming
  dilution............................................       (0.92)      (0.28)      (0.42)       0.08      (0.02)
Dividends per share...................................          --          --          --          --         --
Weighted average common and common equivalent shares
  outstanding(5)......................................       7,199       6,321       5,931       6,702      5,626
BALANCE SHEET DATA:
Total assets..........................................     227,919     156,718     157,716     137,584     41,329
Long-term obligations including related party notes...     126,086     115,049     115,113      71,225      9,149
Shareholders' equity..................................       7,704      10,269      11,236       7,062      6,501
OTHER FINANCIAL DATA:
EBITDA(6).............................................      18,895      17,826      16,334       7,940      1,133
Net cash provided by operating activities.............      11,271       5,193       6,227       9,192      2,503
Capital expenditures..................................       7,182       8,837       8,979       1,620        450

------------------------

(1) Includes the March 17, 1998 and July 30, 1998 acquisitions of the Pressure Sensitive Business and Spinnaker Electrical, respectively--see Note 2 in Notes to Consolidated Financial Statements.

(2) Includes the October 4, 1995 acquisition of Central Products Company--see
    Note 2 in Notes to Consolidated Financial Statements.

(3) Includes the September 19, 1994 acquisition of Spinnaker Coating Industries, Inc.--see Note 2 in Notes to Consolidated Financial Statements.

(4) Operating profit includes restructuring and litigation expense of $0.4 million in 1994 and inventory charges, primarily associated with a new hot melt tape product, of $1.2 million in 1998.

(5) Adjusted to reflect a stock dividend, an effective 2-for-1 stock split, effective August 16, 1996 and 3-for-2 stock split effective December 29, 1995.

(6) EBITDA represents the sum of income (loss) before extraordinary charge, minority interest, income taxes, interest expense, other income (expense) and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur or service indebtedness. However, EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as a measure of the Company's operating results or cash flows as a measure of its liquidity. EBITDA, as determined above, may not be comparable to EBITDA reported by other companies.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operation" for additional information concerning the Registrant's financial performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    The Company considers the U.S. adhesive-backed materials industry to be over $10.5 billion, consisting of the approximately $4.2 billion total tape market and the approximately $6.3 billion adhesive-backed label stock market (includes adhesive-backed label stock revenues plus estimated revenues added by printing, cutting and other converting and finishing operations). The Company is one of the leading manufacturers and marketers of adhesive-backed materials, primarily for the industrial tape and pressure sensitive label stock markets. Central Products' branded and private label carton sealing tape products are used primarily for commercial packaging applications, including the packaging of goods for shipment by manufacturing, retail and distribution companies, and are sold through its national sales force to over 1,500 paper and office products distributors nationwide. Spinnaker Electrical manufactures and markets pressure sensitive industrial electrical tapes used for insulation in the production of motors, coils and transformers. Spinnaker Electrical sells domestically through its own sales organization and into Eastern Europe through a relationship with the world's largest distributor of electrical products. Spinnaker Coating offers a full line of more than 2,000 variations of label stock and sells its products in roll or sheet form to over 1,000 printers, paper merchants and industrial users, who convert the label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamp stock, decorative labels and other specialty industrial uses. The Company also manufactures and markets industrial process equipment and air pollution control scrubbers through Entoleter.

    Since June 1994, the Company has experienced rapid growth, which has been accomplished through the Company's acquisition of its industrial tape and adhesive-backed label stock manufacturing operations and the Company's subsequent internal growth. The internal growth is a result of the Company's implementation of its core competencies to the operations, including refocused sales and marketing strategy and additional capital investment at all subsidiaries. Over the last three years, the Company has averaged approximately $5 million per year in capital expenditures to improve manufacturing efficiencies, which has lowered manufacturing costs and improved production efficiencies, while simultaneously increasing production capacity. The investments included an expansion in coating capacity for label stock production, which lowered manufacturing costs, and enhancements in its film line and coating lines, which increased tape production capacity and efficiency enabling the Company to transition from a seven day to a five day work week at its Brighton manufacturing facility. With the acquisition of Spinnaker Coating in 1994, the Company entered the adhesive-backed materials industry. The Central Products Acquisition in 1995 provided the Company with a leading position in the carton sealing tape market of the adhesive-backed materials industry. As a result of the foregoing acquisitions, the Company became a manufacturer of the broadest line of adhesive-backed label stock and carton sealing tape products in the adhesive-backed materials industry. The Coating-Maine Acquisition and the Electrical Tape Acquisition further strengthen the Company's position in the adhesive-backed materials market. The Company believes the combination of Coating-Maine with Spinnaker Coating's adhesive-backed label stock business makes the Company the fifth largest producer of label stock and the second largest manufacturer of EDP label stock. The Electrical Tape Acquisition strengthens the Company's industrial tape product offering and coating technology. The Company believes the acquisition of the Electrical Tape Business positions the Company as the third largest manufacturer and marketer of high temperature industrial tape.

    Subsequent to each of the foregoing acquisitions, the Company implemented cost reduction measures, including more effective management, rationalization of raw materials and component purchasing, improved materials flow and improved management information systems. The Company believes such measures contributed to improved operating profits at the Company's carton sealing tape and label stock manufacturing operations in 1997, and softened the impact of heightened market competition and Asian imports during 1998.

    The Company has historically operated at a high level of capacity utilization and has increased capacity of the acquired plant facilities through operating efficiency improvements. For example, early in 1999 Central Products completed the transition from a seven-day to a five-day workweek at its Brighton, Colorado facility. The capital investments over the past twelve to eighteen months have improved manufacturing efficiencies to a point that enables the Company to meet current production requirements with fewer man-hours, thereby saving approximately $2.0 to $2.3 million on an annual basis through the elimination of approximately fifty manufacturing personnel. Another example is the silicone coating production line at Spinnaker Coating. In order to meet production capacity requirements under the postage stamp stock agreements awarded to Spinnaker Coating in 1995 and 1996, Spinnaker Coating invested approximately $4.0 million to add a production line for silicone coating. During 1996, before the addition of the new production line, Spinnaker Coating outsourced a portion of its silicone coated liner requirement. The Company incurred higher costs of sales (approximately $2.3 million) for the year ended December 31, 1996, as a result of such outsourcing. The installation of the additional production line was completed by the end of the fourth quarter of 1996 and became fully operational in January 1997, which enabled the Company to meet its future silicone liner production requirements and eliminated the costs that were associated with outsourcing.

    The cost of the Company's principal raw materials, polypropylene resin and paper, have generally remained stable or declined over the past several years. Historically, any raw material cost increases have resulted in the Company instituting higher prices, consistent with the increases instituted by its competitors, for its industrial tape and adhesive-backed label stock products. The increases in raw material costs for the Company's products have not materially impacted the Company's gross profit because the Company has generally been able to pass along its raw material cost increases without negatively impacting sales of its products. In 1998, the Company's principal raw material costs generally declined as a result of scale economies associated with the combined operations of Spinnaker Coating, Coating-Maine and Central Products.

    The agreements under which the Company's industrial tape products and its other adhesive-backed label stock products are sold generally do not contain adjustment mechanisms for fluctuations in the cost of raw materials. However, the Company has generally passed along raw material price changes for products sold under such agreements, as well as for products sold to other customers. The exception to the foregoing is the Company's supply agreement relating to pressure sensitive label stock used by the Postal Service, which provides for pre-determined annual price increases. The Postal Service agreement gives the Company protection against limited price increases to the extent that increases in costs of raw materials are no more than the increases provided by such agreement. In order to protect against raw material price increases that exceed the annual price increases under the Postal Service agreement; the Company has entered into supply agreements with its raw material suppliers that have ceilings on future price increases.

    The future impact of a change in raw material costs on the Company's profitability is based in part on pricing by the Company's competitors. Although historically the Company has generally been able to pass through raw material cost fluctuations, the Company cannot be assured that future raw material cost increases can be passed through to its customers or that such cost increases will not negatively impact the Company's gross profit.

FISCAL 1998 COMPARED TO FISCAL 1997

    NET SALES. The Company's net sales were $280.9 million, compared to $232.0 million in 1997. The increase in net sales for 1998 is attributed to approximately $51.2 million in sales from the recent acquisitions of Coating-Maine and Spinnaker Electrical, in addition to increased unit sales of water activated carton sealing tape and certain label stocks from 1997 levels. These increases partially offset lower unit sales of pressure sensitive carton sealing tape products and pressure sensitive postage paper stock. Sales of industrial tape products have been impacted by the significant slow-down in Asian "growth consumption" which resulted in an increase of imports from Asia and Europe into the U.S., increasing domestic competition. These factors resulted in lower sales volumes of certain pressure sensitive tapes and affected product mix. Unit sales of pressure sensitive postage paper stock, which were impacted by the timing of orders by the BEP earlier in the year, increased significantly during the last half of the year to near 1997 levels.

    GROSS MARGINS. Gross margin as a percentage of net sales in 1998 was approximately 12.1% compared to approximately 13.9% in 1997. The 1998 gross margins were lower due to changes in sales mix, competitive pricing in adhesive-backed materials industry, the timing and new pricing of postage paper stock business, and a charge associated with a new hot melt tape product developed during the latter half of the year.

    The impact of Asian imports and increased global capacity for certain tape products, lowered average selling prices of certain product categories. These factors lead to product substitution and changes in product mix. The timing of postage paper stock business contributed to marginally lower units and a new five year $75 million contract for the supply of postage paper stock resulted in lower average selling prices in 1998. The remaining variance is attributed to inventory charges totaling approximately $1.2 million, primarily associated with a new hot melt tape product developed in the latter half of 1998 in response to certain market demands. While the product tested well, it was found not to consistently perform and was discontinued.

    The Company has offset a portion of the margin pressures by continuing to improve manufacturing efficiencies, lowering average unit manufacturing costs, personnel reductions, and introducing new cost efficient products that meet market demands. The Company attributes the improved manufacturing to efficiencies gained through reductions of manufacturing personnel, material process and handling modifications and recent capital investments which have enabled the Company to increase output and reduce manufacturing downtime.

    These efforts have continued into 1999, as in early January the Company completed a transition of its Brighton, Colorado manufacturing facility from a seven-day to a five-day work week, resulting in reduced headcount and manufacturing overhead. The annual savings from this action are estimated to be approximately $2.0 million.

    INCOME FROM OPERATIONS. Income from operations was approximately $8.6 million, which net of charges impacting comparability, resulted in $9.8 million for 1998 compared to $10.9 million in 1997. The 1998 operating results reflect lower gross margins on increased net sales and lower selling, general and administrative ("SG&A") expenses as a percentage of net sales, offset by approximately $3.4 million of increased depreciation and amortization expense associated with the acquisitions of Coating-Maine and Spinnaker Electrical. These acquisitions increased net sales approximately $51.2 million, however the Company's SG&A expenses (excluding depreciation and amortization) declined from approximately 8.6% of net sales in 1997 to 8.1% in 1998. The Company has continued to rationalize administrative overhead and leverage the knowledge within and between the subsidiaries, which has enabled it to reduce selling and administrative costs.

    INTEREST EXPENSE. Interest expense for 1998 totaled approximately $17.0 million, of which approximately $1.3 million relates to amortization of deferred financing costs and payment-in-kind ("PIK") interest expense. In 1997, interest expense totaled approximately $13.2 million, of which approximately $624,000 related to deferred financing costs. The increase is primarily attributed to the financing associated with the Company's acquisition of Coating-Maine and Spinnaker Electrical, and the increase in the Spinnaker Credit Facility from $40 million to $60 million.

    INCOME TAXES. The 1998 income tax benefit for federal and state income taxes is at an effective rate of 22.1%. The Company's tax rate is impacted by permanent tax differences, primarily non-deductible goodwill amortization associated with the Central Products Acquisition (amortized over 25 years) and the write-off of certain unrealizable deferred tax assets.

    The Company has net operating loss carry-forwards of approximately $20 million available to offset future taxable income. These carry-forwards begin to expire in the year 2011.

    NET INCOME. The Company recorded a net loss of $6.6 million or $0.92 per share, which net of charges impacting comparability, resulted in a net loss of $5.7 million or $0.79 per share for 1998, compared to a net loss of $1.8 million or $0.28 per share in 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

    NET SALES. The Company's 1997 net sales were $232.0 million compared to $246.5 million in 1996. Net sales of carton sealing tapes were impacted by the Company's decision to terminate a relationship with an existing customer of the Company's reinforced and box tape products, which reduced year-to-year net sales, by approximately $8 million. Unit sales of carton sealing products, excluding the terminated agreement, increased from 1996 levels, which more than offset lower average selling prices resulting from changes in product mix and increased market competition. Unit sales of pressure sensitive adhesive-backed label stock were impacted by the delayed release of certain orders by the BEP until late December 1997, and inventory level adjustments by key consumer and converter product customers, while lower average selling prices of pressure sensitive adhesive-backed label stock were a result of market competition to maintain certain unit sales volumes. The decrease in net sales for 1997 also reflects a decline of $2.5 million in sales of industrial equipment and higher freight costs.

    GROSS MARGIN. Gross margin as a percentage of net sales increased to 13.9% in 1997 from 13.2% in 1996. The improvement in gross margins is attributable to lower average unit manufacturing costs of adhesive-backed material products and improved manufacturing variances.

    The installation of a new silicone coater at the Company's adhesive-backed label stock manufacturing facility, which became operational in January 1997, enabled the Company to significantly increase internal silicone coating capacity and eliminate the need to outsource a portion of its silicone coater requirements, resulting in savings during 1997. In 1996, the Company incurred approximately $2.3 million of outsourcing costs attributable to silicone coating capacity constraints.

    The Company's tape production operations steadily improved throughout 1997 in comparison to 1996, and showed significant improvement with respect to manufacturing variances experienced as recently as the first quarter of 1997. The Company attributes these improvements in manufacturing variances to efficiencies gained through reductions of manufacturing personnel, material process and handling modifications and capital investments made over the past twelve to fifteen months which have enabled the Company to increase output and reduce manufacturing downtime. The Company is continuing to focus its management efforts and capital investments on improving manufacturing efficiencies and increasing capacity.

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

    INCOME TAXES. The 1997 income tax benefit for federal and state income taxes is at an effective rate of 20.5%. The Company's tax rate is impacted by permanent tax differences, primarily non-deductible goodwill amortization associated with the Central Products Acquisition (amortized over 25 years).

    Cash income taxes are currently limited to state income taxes, as the Company has net operating loss carry-forwards of approximately $9.5 million available to offset future taxable income.

    NET INCOME. The Company recorded a net loss of $1.8 million or $0.28 per share for 1997, versus a net loss of $2.5 million or $0.42 per share in 1996. In 1996, the Company recorded an extraordinary charge of approximately $1.8 million net of income taxes, or a $0.31 loss per share. The charge was attributed to the extinguishment of the Company's previously existing credit facilities and the write-off of related deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY. The principal sources of liquidity for the Company and its subsidiaries (other than Spinnaker Electrical) have historically been cash flow from operations, proceeds from the 1996 issuance of the Company's Senior Notes and availability under the Company's $60 million revolving credit facility ("Spinnaker Credit Facility").

    The Company's cash provided by operating activities for 1998 was $11.3 million compared to $5.2 million in 1997. The increase was largely attributed to improved cash management and the exclusion of substantially all trade payables in the Coating-Maine acquisition. These factors were the basis for the increase in accounts payable and accrued liabilities from prior year.

    The Company's ability to fund its April 15, 1999 Senior Note interest payment of approximately $6.2 million is dependent upon its availability under the Spinnaker Credit Facility. The Company anticipates having sufficient availability under the Spinnaker Credit Facility based on current operations.

    The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Spinnaker Credit Facility will expire October 2001. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At December 31, 1998, the interest rate in effect was 8.1%. The funding for the Coating-Maine Acquisition was the Company's initial borrowing under the Spinnaker Credit Facility with the exception of periodic working capital borrowings by Entoleter. As of March 19, 1999, aggregate availability under the Spinnaker Credit Facility was approximately $45.3 million, of which approximately $36.5 million was outstanding.

    The other principal sources of liquidity for the Company during 1998 was the issuance of the Company's promissory note ("Warren Note") to Warren in the original principal amount of $7.0 million in connection with the Coating-Maine Acquisition and the issuance of 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock, no par value, upon the exercise of the remaining Class A Warrants held by Boyle Fleming at a total price of $0.6 million.

    The Warren Note bears interest at the rate of 10%, and includes a payment-in-kind ("PIK") feature that allows the Company to pay the first year's interest payment by issuing an additional subordinated note under similar terms as the Warren Note. The Company may also issue such a PIK note if at a future interest payment date a default or event of default exists, or would be caused by the payment of such interest in cash, under the Spinnaker Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Spinnaker Credit Facility and the Company's 10 3/4% Senior Notes due 2006 ("Senior Notes"). The Warren Note matures on January 31, 2002, however, it can be prepaid earlier if certain conditions or events occur. Prepayments of principal of 30% and 70% of the original principal amount are due on March 31, 1999 and March 31, 2000, respectively, subject to there being sufficient unused availability and no existing default or event of default under the Spinnaker Credit Facility. The Company does not anticipate having sufficient unused availability under the terms of the Spinnaker Credit Facility to allow a prepayment on March 31, 1999.

    The principal source of liquidity for Spinnaker Electrical is cash flow from operations and availability under its $5 million revolving credit agreement ("Electrical Credit Facility"). The Electrical Credit Facility is separate and independent of the of the Spinnaker Credit Facility, and is secured by the inventory and receivables of Spinnaker Electrical. The Electrical Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. As of March 19, 1999, aggregate availability was approximately $2.2 million, of which approximately $1.9 million was outstanding. The other sources of liquidity for Spinnaker Electrical during 1998 were $4.5 million in term debt and a $0.5 million subordinated note issued by Spinnaker Electrical to tesa. In addition, in connection with this acquisition, the Company issued 200,000 shares of its Common Stock to tesa.

    CAPITAL RESOURCES. The Company budgeted capital expenditures of approximately $4 to $4.5 million during 1999, however, at December 31, 1998 the Company had commitments for a minor portion of such capital expenditures. The Company anticipates that it will have sufficient cash flow from operations and availability under the Spinnaker Credit Facility to fund its commitments for such capital expenditures at December 31, 1998, as well as the additional capital expenditures budgeted for 1999.

OTHER

    The Company announced on November 10, 1998 that it had retained Schroder & Co., Inc. to seek strategic alternatives, including a possible sale, merger, or other business combination of the Company.

    The Company continues to examine its strategic alternatives, however there can be no assurance that a sale, merger or other combination will be accomplished on terms satisfactory to the Company's shareholders.

    In February 1999, Spinnaker Coating terminated approximately 20 indirect manufacturing personnel, which is estimated to eliminate approximately $1.4 million of costs on an annual basis. The first quarter 1999 restructuring charge for severance and termination benefits is approximately $0.5 million.

YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. When the year 2000 begins, this issue may cause some hardware and software to interpret "00" as the year 1900 and either stop processing date-related computations or process them incorrectly. All computer hardware and software, building facilities and equipment utilized by the Company require assessment to determine that they will continue to operate accurately when they encounter a Year 2000 date before and after January 1, 2000. For this purpose, the term "computer hardware and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, telephone/PBX systems, computerized manufacturing equipment and other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts.

    The Company has undertaken various initiatives intended to ensure that its IT and non-IT systems will function properly with respect to dates in the Year 2000 and thereafter. The Company's Year 2000 initiatives are being performed primarily by internal staff, and in certain operations, are supplemented by outside consultants. No independent verification consultants have been hired by the Company.

    The Company's external agent assurance initiative is approximately 60% complete. Within each business segment, there is a concentration of critical suppliers. Identifying, querying and processing responses from critical groups has been the main thrust of the Company's assurance initiative. However, responses received from mailings to substantially all vendors, suppliers and subcontractors that do not share information systems with the Company are being processed and additional inquiries are being made as necessary. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely manner could materially impact the Company.

    The Company's assessment initiative is approximately 80% complete. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. The Company expects the assessment phase to be complete in June of 1999. Beginning in 1994, with the replacement of manufacturing and accounting systems at certain subsidiaries, the Company obtains replacements in the ordinary course of improving manufacturing and reporting performance that are Year 2000 compliant. Certain phases of major capital improvements related to accounting and manufacturing systems will be completed by September 1999. The Company's testing and remediation initiatives are approximately 60% complete and are expected to be 100% complete in September of 1999. The remaining 40% relates primarily to the completion of system conversions. No capital projects have been deferred or delayed due to Year 2000 efforts.

    Most Year 2000 issues have been or will be eliminated by the normal upgrading process of computer systems and manufacturing equipment. Therefore, the incremental cost of addressing Year 2000 issues has been and will continue to be funded from operating cash flows. Beginning with the major system conversion projects in 1994, the Company has spent $5.5 million on IT system replacements and upgrades to improve manufacturing and reporting performance to date. The total incremental cost of addressing Year 2000 issues on IT and non-IT systems is estimated to be less than $100,000. Future spending on system conversion projects is estimated to be approximately $1.1 million, of which, approximately $400,000 will be directly related to addressing Year 2000 compliance.

    The estimated costs and projected dates of completion for the Company's Year 2000 program are based on management's estimates and were developed using numerous assumptions of future events, some of which are beyond the Company's control. The effect of non-compliance by external agents is not determinable. The Company presently believes that with modifications to existing systems and converting to new systems, the Year 2000 issue will not pose significant operational problems for the Company as a whole. Due to the general uncertainty inherent in the Year 2000 process, resulting in part from the incertitude surrounding the state of readiness of third party suppliers and vendors, the Company is unable to determine a reasonable worst case scenario at this time. However, the Company is currently assessing the impact of a worst case scenario in conjunction with the development of contingency plans, which are expected to be complete by June of 1999. If such modifications and conversions are not completed timely or are ineffective, the Year 2000 issue may materially and adversely impact the Company's financial condition, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this Item 7a is included under the captions "Manufacturing and Raw Materials", "Competition", "International Sales" and "Liquidity and Capital Resources" in Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7, and the Company's Notes to Consolidated Financial Statements in this Form 10-K.

    The Company has $115 million of Senior Notes with a fixed interest rate and approximately $42.7 million of revolving credit debt with an interest rate that fluctuates with the market. An increase or decrease of 0.5% in the revolver interest rate would impact interest expense approximately $215,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Previously reported on the Company's Current Report on Form 8-K filed on August 25, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by this Item 10 is included under the caption "Election of Directors" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 3, 1999, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is included under the captions "Executive Compensation," "Compensation of Directors," and "Certain Transactions," of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 3, 1999, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 3, 1999, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is included under the caption "Certain Transactions" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 3, 1999, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K ANNUAL
REPORT:

        (1) Financial Statements:

        The Report of Independent Auditors and the following consolidated Financial Statements of the Company are included herein:

        Consolidated Balance Sheets-December 31, 1998 and 1997

        Consolidated Statements of Operations-Years ended December 31, 1998, 1997, and 1996.

        Consolidated Statements of Stockholders' Equity-Years ended December 31, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows-Years ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules:

           Schedule I - Condensed Financial Information of Company

        All other schedules to the Consolidated Financial Statements are omitted because the required information is inapplicable or has been presented in the Financial Statements or Related Notes thereto.

        (3) Exhibits:

                 3.1  Restated Certificate of Incorporation of the Company (filed as Exhibit
                      3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
                 3.2  Bylaws of the Company (filed as Exhibit 3(ii) to the Company's Annual
                      Report on Form 10-K for the fiscal year ended December 31, 1994).
                 4.1  Indenture dated October 23, 1996, among the Company, Spinnaker Coating,
                      Inc. (f/k/a Brown-Bridge Industries, Inc.), Central Products Company
                      (CPC), and Entoleter, Inc., and The Chase Manhattan Bank, as Trustee
                      (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated
                      November 7, 1996).
                 4.2  Supplemental Indenture dated March 17, 1998, among the Company, Spinnaker
                      Coating, CPC, Entoleter and Spinnaker Coating-Maine, Inc. (filed as
                      Exhibit 99.6 to the Company's Current Report on Form 8-K dated March 30,
                      1998).
                10.1  Commercial Loan Open End Mortgage Deed and Security Agreement and
                      Commercial Mortgage Note dated July 1, 1988 in the amount of $1,100,000 to Centerbank (formerly Connecticut Savings Bank)(filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994).
                10.2  Agreement for the Allocation of Income Tax Liability between Lynch
                      Corporation and its Consolidated Subsidiaries, dated December 18, 1988, between Lynch Corporation and Safety Railway Service Corporation (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
                      fiscal year ended December 31, 1994).
                10.3  Agreement, dated October 3, 1995, between Spinnaker Industries, Inc. and
                      Lynch Corporation (filed as Exhibit 7.8 to the Company's Current Report on Form 8-K dated October 18, 1995).

                10.4  Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and
                      among the Company, BB Merger Corp., Brown-Bridge Industries, Inc., and
                      the stockholders of Brown-Bridge Industries, Inc. listed on Exhibit A thereto (filed as Exhibit 99.2 to the Company's Current Report on Form
                      8-K dated November 7, 1996).
                10.5  Credit Agreement (the Credit Agreement) among Central Products Company,
                      Brown-Bridge Industries, Inc. and Entoleter, Inc. as Borrowers, the
                      Company, as Guarantor, each of the financial institutions listed on
                      Schedule 1 thereto, BT Commercial Corporation, as Agent, Transamerica
                      Business Credit Corporation, as Collateral Agent, and Bankers Trust
                      Company, as Issuing Bank (filed as Exhibit 99.1 to the Company's Current
                      Report on Form 8-K dated November 7, 1996).
                10.6  Fifth Amendment to the Credit Agreement (filed as Exhibit 99.4 to the
                      Company's Current Report on Form 8-K dated March 30, 1998).
                10.7  Sixth Amendment to the Credit Agreement (filed as Exhibit 99.5 to the
                      Company's Current Report on Form 8-K dated March 30, 1998).
                10.8  Asset Purchase Agreement, dated as of November 18, 1997, by and between the Company and S.D. Warren Company (SDW) (filed as Exhibit 2.1 to the
                      Company's Current Report on Form 8-K dated March 30, 1998).
                10.9  First Amendment to Asset Purchase Agreement, dated March 17, 1998 by and between the Company and SDW (filed as Exhibit 2.2 to the Company's
                      Current Report on Form 8-K dated March 30, 1998).
               10.10  Subordinated Note issued to SDW in the original principal amount of $7 million, dated March 17, 1998, bearing interest at a rate of 10% per annum (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K
                      dated March 30, 1998).
               10.11  Site Lease Agreement, dated March 17, 1998, between the Company and SDW
                      (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated
                      March 30, 1997).
               10.12  Site Separation and Services Agreement, dated March 17, 1998, by and between the Company and SDW (filed as Exhibit 99.1 to the Company's
                      Current Report on Form 8-K dated March 30, 1998).
                21    Subsidiaries of the Company.(1)
                23.1  Consent of Ernst & Young LLP.(1)
                23.2  Consent of Deloitte & Touche LLP.(1)
                27.1  Financial Data Schedule.(1)

------------------------

(1) Filed herewith.

    (b) Reports on Form 8-K.

    None.

The Company will furnish copies of the foregoing exhibits or filings upon request and the payment of $.20 per page. Requests should be addressed to Investor Relations, c/o Spinnaker Industries, Inc., 1700 Pacific Avenue, Suite 1600, Dallas, Texas 75201.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Spinnaker Industries, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Spinnaker Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. In 1996, we did not audit the financial statements of Central Products Company, a wholly-owned subsidiary, which statements reflect total revenues of $126,383,000 for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Central Products Company for that period, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spinnaker Industries, Inc. and subsidiaries at December 31, 1998 and December 31, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
March 26, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of

Spinnaker Industries, Inc.:

    We have audited the statements of operations and retained earnings (accumulated deficit) and cash flows of Central Products Company (a wholly-owned subsidiary of Spinnaker Industries, Inc.) as of December 31, 1996. These financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, such financial statements present fairly, in all material respects, the results of its operations and its cash flows of Central Products Company for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Milwaukee, Wisconsin
February 21, 1997

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                             1998        1997
                                                                                          ----------  ----------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                               SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $       --  $    5,977
  Accounts receivable, less allowance for doubtful accounts and cash discounts of $820
    in 1998 and $734 in 1997............................................................      36,254      24,886
  Inventories...........................................................................      42,384      30,745
  Prepaid expenses and other............................................................       4,258       2,594
  Deferred income taxes.................................................................       3,590       1,922
                                                                                          ----------  ----------
    Total current assets................................................................      86,486      66,124

Property, plant and equipment:
  Land..................................................................................         708         583
  Buildings and improvements............................................................      17,818      13,402
  Machinery and equipment...............................................................      94,092      61,262
  Accumulated depreciation..............................................................     (22,788)    (14,913)
                                                                                          ----------  ----------
                                                                                              89,830      60,334

Goodwill, net...........................................................................      43,780      24,025
Other assets............................................................................       7,835       6,235
                                                                                          ----------  ----------
    Total assets........................................................................  $  227,931  $  156,718
                                                                                          ----------  ----------
                                                                                          ----------  ----------

     See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                             1998        1997
                                                                                          ----------  ----------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                               SHARE DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $   30,503  $   14,529
  Accrued liabilities...................................................................       7,547       6,319
  Current portion of long-term debt.....................................................       1,691         864
  Working capital revolver..............................................................      42,731         446
  Accrued interest......................................................................       2,575       2,591
                                                                                          ----------  ----------
    Total current liabilities...........................................................      85,047      24,749

Long-term debt, less current portion....................................................     126,086     115,049
Net deferred income taxes...............................................................       4,814       5,554
Pension liabilities.....................................................................       4,280       1,097

Shareholders' equity:
  Class A Common Stock, no par or stated value, authorized 10,000,000 shares; issued
    3,661,399 shares in 1998 and 3,432,900 shares in 1997 and Common Stock, no par or stated value, authorized 15,000,000 shares; issued 3,871,012 in 1998 and 3,442,513
    in 1997 at designated value.........................................................       3,124       3,124
Additional paid-in capital..............................................................      15,867      11,557
Retained earnings (accumulated deficit).................................................     (10,533)     (3,914)
Adjustment for minimum pension liability................................................        (642)       (386)
  Less cost of common stock in treasury, 95,332 shares each of Class A Common Stock and
    Common Stock in 1998 and 1997.......................................................        (112)       (112)
                                                                                          ----------  ----------
    Total shareholders' equity..........................................................       7,704      10,269
                                                                                          ----------  ----------
      Total liabilities and shareholders' equity........................................  $  227,931  $  156,718
                                                                                          ----------  ----------
                                                                                          ----------  ----------

     See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                                             DATA)
Net sales....................................................................  $  280,941  $  231,976  $  246,536
Cost of sales................................................................     247,071     199,647     213,942
                                                                               ----------  ----------  ----------
Gross profit.................................................................      33,870      32,329      32,594
Selling, general and administrative expenses.................................      25,303      21,450      22,372
                                                                               ----------  ----------  ----------
Operating profit.............................................................       8,567      10,879      10,222
Interest expense.............................................................      16,976      13,238       9,872
Guarantee fee to parent......................................................          --          --         375
Other income (expense)--net..................................................         (86)        112        (338)
                                                                               ----------  ----------  ----------
Loss before income taxes, minority interest and extraordinary charge, net of
  tax........................................................................      (8,495)     (2,247)       (363)
Income tax benefit...........................................................       1,876         460          37
Minority interest............................................................          --          --        (299)
                                                                               ----------  ----------  ----------
Loss before extraordinary charge.............................................      (6,619)     (1,787)       (625)
Extraordinary charge on early extinguishment of debt, net of income tax
  benefit Of $953............................................................          --          --      (1,843)
                                                                               ----------  ----------  ----------
Net loss.....................................................................  $   (6,619) $   (1,787) $   (2,468)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings per common share:
Loss before extraordinary item...............................................  $    (0.92) $    (0.28) $    (0.11)
Extraordinary charge.........................................................          --          --       (0.31)
                                                                               ----------  ----------  ----------
Net loss per common share....................................................  $    (0.92) $    (0.28) $    (0.42)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings per common share-assuming dilution:
Loss before extraordinary item...............................................  $    (0.92) $    (0.28) $    (0.11)
Extraordinary charge.........................................................          --          --       (0.31)
                                                                               ----------  ----------  ----------
Net loss per common share assuming dilution..................................  $    (0.92) $    (0.28) $    (0.42)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

     See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   CLASS A                                                         ADJUSTMENT
                                   COMMON       COMMON                  ADDITIONAL    RETAINED     FOR MINIMUM
                                    STOCK        STOCK       COMMON      PAID-IN-     EARNINGS       PENSION      TREASURY
                                 OUTSTANDING  OUTSTANDING     STOCK       CAPITAL     (DEFICIT)     LIABILITY       STOCK
                                 -----------  -----------  -----------  -----------  -----------  -------------  -----------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
Balance at December 31, 1995...   2,715,694           --    $   3,124    $   3,709    $     341     $      --     $    (112)
Exercise of warrants...........     187,476           --           --          500           --            --            --
Conversion of debt.............     171,428           --           --        6,000           --            --            --
Stock dividend.................          --    3,074,598           --           --           --            --            --
Tax benefit from exercise of
  subsidiary stock options.....          --           --           --           86           --            --            --
Stock issued for acquisition of
  Spinnaker Coating minority
  interest.....................          --        9,613           --          336           --            --            --

Comprehensive loss:
  Net loss.....................          --           --           --           --       (2,468)           --            --
  Other comprehensive loss, net
    of tax.....................          --           --           --           --           --          (280)           --
Comprehensive loss.............
                                 -----------  -----------  -----------  -----------  -----------        -----         -----
Balance at December 31, 1996...   3,074,598    3,084,211        3,124       10,631       (2,127)         (280)         (112)
Exercise of warrants...........     262,970      262,970           --          702           --            --            --
Other..........................          --           --           --          224           --            --            --

Comprehensive loss:
  Net loss.....................          --           --           --           --       (1,787)           --            --
  Other comprehensive loss, net
    of tax.....................          --           --           --           --           --          (106)           --
Comprehensive loss.............
                                 -----------  -----------  -----------  -----------  -----------        -----         -----
Balance at December 31, 1997...   3,337,568    3,347,181        3,124       11,557       (3,914)         (386)         (112)
Exercise of warrants...........     228,499      228,499           --          610           --            --            --
Stock issued for acquisition of
  Spinnaker Electrical.........          --      200,000           --        3,700           --            --            --

Comprehensive loss:
  Net loss.....................          --           --           --           --       (6,619)           --            --
  Other comprehensive loss, net
    of tax.....................          --           --           --           --           --          (256)           --
Comprehensive loss.............
                                 -----------  -----------  -----------  -----------  -----------        -----         -----
Balance at December 31, 1998...   3,566,067    3,775,680    $   3,124    $  15,867    $ (10,533)    $    (642)    $    (112)
                                 -----------  -----------  -----------  -----------  -----------        -----         -----
                                 -----------  -----------  -----------  -----------  -----------        -----         -----


                                   TOTAL
                                 ---------

Balance at December 31, 1995...  $   7,062
Exercise of warrants...........        500
Conversion of debt.............      6,000
Stock dividend.................         --
Tax benefit from exercise of
  subsidiary stock options.....         86
Stock issued for acquisition of
  Spinnaker Coating minority
  interest.....................        336
Comprehensive loss:
  Net loss.....................     (2,468)
  Other comprehensive loss, net
    of tax.....................       (280)
                                 ---------
Comprehensive loss.............     (2,748)
                                 ---------
Balance at December 31, 1996...     11,236
Exercise of warrants...........        702
Other..........................        224
Comprehensive loss:
  Net loss.....................     (1,787)
  Other comprehensive loss, net
    of tax.....................       (106)
                                 ---------
Comprehensive loss.............     (1,893)
                                 ---------
Balance at December 31, 1997...     10,269
Exercise of warrants...........        610
Stock issued for acquisition of
  Spinnaker Electrical.........      3,700
Comprehensive loss:
  Net loss.....................     (6,619)
  Other comprehensive loss, net
    of tax.....................       (256)
                                 ---------
Comprehensive loss.............     (6,873)
                                 ---------
Balance at December 31, 1998...  $   7,704
                                 ---------
                                 ---------

     See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1998       1997        1996
                                                                                 ----------  ---------  ----------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss.......................................................................  $   (6,619) $  (1,787) $   (2,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Extraordinary charge on early extinguishment of debt, net of tax.............          --         --       1,843
  Depreciation.................................................................       8,667      5,786       4,631
  Amortization of deferred financing costs and goodwill........................       2,432      1,795       1,639
  Contribution of other assets to charitable organization......................          --         --         248
  Minority interest and accrued interest on notes payable to related parties...          --         --         467
  Deferred income taxes........................................................      (1,876)      (689)       (556)
  Changes in operating assets and liabilities:
    Accounts receivable........................................................      (6,769)    (2,891)      2,794
    Inventories................................................................        (269)     1,893      (5,697)
    Prepaid expenses and other.................................................      (1,645)      (328)         52
    Accounts payable and accrued liabilities...................................      17,350      1,414       3,274
                                                                                 ----------  ---------  ----------
Net cash provided by operating activities......................................      11,271      5,193       6,227
INVESTING ACTIVITIES
  Acquisition of Spinnaker Coating minority interest...........................          --         --      (2,295)
  Acquisition of Spinnaker Coating--Maine......................................     (47,933)        --          --
  Acquisition of Spinnaker Electrical..........................................      (7,267)        --          --
  Purchases of property, plant, and equipment..................................      (7,182)    (8,837)     (8,979)
  Additions to other assets....................................................      (1,199)      (291)       (974)
                                                                                 ----------  ---------  ----------
Net cash used in investing activities..........................................     (63,581)    (9,128)    (12,248)
                                                                                                                --
FINANCING ACTIVITIES                                                                                --
  Borrowings (payments) on working capital revolvers, net......................      42,085       (240)    (26,463)
  Proceeds from long-term debt.................................................       4,500         --     123,500
  Principal payments on long-term debt and leases..............................        (136)      (249)    (76,645)
  Deferred financing costs.....................................................        (726)        --      (7,139)
  Exercise of stock warrants and subsidiary options............................         610        702       1,170
  Payments of notes payable to related parties.................................          --         --      (1,751)
                                                                                 ----------  ---------  ----------
Net cash provided by financing activities......................................      46,333        213      12,672
                                                                                 ----------  ---------  ----------
Increase (decrease) in cash and cash equivalents...............................      (5,977)    (3,722)      6,651
Cash and cash equivalents at beginning of year.................................       5,977      9,699       3,048
                                                                                 ----------  ---------  ----------
Cash and cash equivalents at end of year.......................................  $       --  $   5,977  $    9,699
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

     See accompanying notes, which are an integral part of these financial statements.

                           SPINNAKER INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OWNERSHIP

    Spinnaker Industries, Inc., ("Spinnaker") is a 61% owned subsidiary of Lynch Manufacturing Corporation, which is a wholly-owned subsidiary of Lynch Corporation ("Lynch" or "Parent").

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Spinnaker and its wholly-owned subsidiaries, Spinnaker Coating, Inc. (formerly known as Brown-Bridge Industries, Inc.) ("Spinnaker Coating"), Central Products Company ("CPC"), Spinnaker Electrical Tape Company ("Spinnaker Electrical") and Entoleter, Inc. ("Entoleter"), (collectively referred to hereinafter as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

    Spinnaker is a manufacturer and marketer of adhesive-backed materials, primarily for the industrial tape and pressure sensitive label stock markets. Spinnaker's industrial tape operations consist of CPC and Spinnaker Electrical. The industrial tape operations manufacture and sell water activated and pressure sensitive industrial tapes used for carton sealing applications and insulation in the production of motors, coils and transformers. The adhesive-backed label stock operations, Spinnaker Coating, develop, manufacture, and market a broad line of standard and custom adhesive-backed label stock products for masking, labeling, promoting, decorating and identifying applications. These two operations account for over 97% of the Company's pro forma net sales for 1998 and 1997.

    Spinnaker also manufactures and markets industrial process equipment and air pollution control scrubbers through its Entoleter subsidiary.

    The Company's operations are primarily in the U.S; however, $21.9 million, $14.2 million and $11.5 million of the Company's sales were export sales for the years ended December 31, 1998, 1997, and 1996, respectively.

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

ACCOUNTS RECEIVABLE

    Accounts receivable at Spinnaker Coating consist principally of amounts due from companies who convert the adhesive coated materials into end products and comprise 58% of total accounts receivable. Accounts receivable of CPC comprise 33% of total accounts receivable and consist principally of amounts due from paper distributors. Accounts receivable of Spinnaker Electrical comprise 8% of total accounts receivable and consist principally of amounts due from electrical insulation material distributors. Accounts

                           SPINNAKER INDUSTRIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) receivable of Entoleter, which comprise the remainder of total accounts receivable, consist principally of amounts due from foreign and domestic food processing companies. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required. The Company considers concentrations of credit risk to be minimal due to the Company's diverse customer base. In 1998, 1997 and 1996, no customer exceeded 10% of the Company's net sales. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

INVENTORIES

    All inventory is stated at the lower of cost or market. Spinnaker Coating's inventory, which comprises 55% of total inventory, is valued using the specific identification method. CPC's inventory, which comprises 36% of total inventory, is valued using the last-in, first-out (LIFO) method. Spinnaker Electrical's inventory, which comprises 7% of total inventory, is valued using the first-in, first-out (FIFO) method. Entoleter's inventory, which comprises the remaining 2% of total inventory, is valued using the FIFO method. The excess of current replacement over LIFO cost of CPC inventory was $211,000 at December 31, 1998 and materially the same at December 31, 1997.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated on the basis of cost. Depreciation is computed on the straight-line or declining balance method over the estimated service lives of the related assets, which range from five to thirty-five years for buildings and improvements and three to twenty years for machinery and equipment.

GOODWILL

    Goodwill represents the excess of cost over the fair value of the net assets acquired and is generally amortized on a straight-line basis over 25 to 30 years. Accumulated amortization at December 31, 1998 and 1997 totaled $4,012,000 and $2,411,000, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates that goodwill may not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired, the Company's carrying value of the goodwill is reduced.

REVENUE RECOGNITION

    The Company recognizes revenues at the time of shipment.

INCOME TAXES

    The Company utilizes the liability method to account for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. The income tax provision differs from amounts currently payable or receivable because certain items of income and expense are reported for income tax purposes in periods different from those in which they are reported in the financial statements. The tax effects of these temporary differences are recorded as deferred income taxes. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

                           SPINNAKER INDUSTRIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Prior to April 5, 1996, the accounts of the Company were included in the consolidated federal and certain state income tax returns filed by its Parent. Under the terms of an agreement for the allocation of tax liabilities among the Parent and its operating units, the Company provided amounts in lieu of income taxes for financial reporting purposes on a separate return basis.

    During 1996, the Parent's ownership of the Company became less than 80%. Thus, the Company was required to file a separate consolidated return from April 5, 1996 forward.

RESEARCH AND DEVELOPMENT

    Research and development expenses were $683,000, $826,000 and $838,000 in 1998, 1997 and 1996, respectively.

SHAREHOLDERS' EQUITY

    During 1998 and 1997, Boyle Fleming & Company ("BF") exercised Class "A" warrants pursuant to which the Company issued to BF 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock, and 262,970 shares of Common Stock and 262,970 shares of Class A Common Stock, respectively.

    Richard J. Boyle and Ned N. Fleming III, the Company's Chairman and Chief Executive Officer, and President and Chief Operating Officer, respectively, are shareholders, directors and officers of BF.

    On July 19, 1996, the Company's Board of Directors adopted a resolution to amend the articles of incorporation to increase the number of authorized shares to 25 million shares. The new authorized shares are designated as 15 million shares of Common Stock and 10 million shares of Class A Common Stock, which replaced the existing common stock. The Common Stock has a 1/10 per share voting right compared to one vote per share for the Class A Common Stock.

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

    At December 31, 1998, the Company had 30,000 shares of Class A Common Stock and 40,000 shares of Common Stock reserved for future issuance for the directors' stock option plan.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for similar debt of the same maturities. The fair value of long-term debt at December 31, 1998 and 1997 was approximately $100,050,000 (or 87% of face value) and $119,600,000 (or 104% of face value), respectively.

                           SPINNAKER INDUSTRIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK BASED COMPENSATION

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

NEW ACCOUNTING STANDARDS

    As of March 31, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, issued in September of 1997. SFAS No. 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as components of equity; such as currency translation and minimum pension liability adjustments. The only comprehensive income item excluded from net income and included as a component of equity in the periods ended December 31, 1998, 1997 and 1996 was a minimum pension liability adjustment of $256,000, $106,000 and $280,000, respectively.

    As of December 31, 1998, the Company adopted SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which was issued in June of 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating results in annual financial statements and selected information in interim financial statements issued to shareholders. See Note 12 for disclosure of segments.

    As of December 31, 1998, the Company adopted SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which was issued in February of 1998. SFAS No. 132 is an amendment to SFAS No.'s 87, 88 and 106 and revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. See Note 6 for disclosures of pensions and other postretirement benefits.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

2. ACQUISITIONS

ACQUISITION OF COATING--MAINE

    Effective March 17, 1998, the Company acquired the assets of the pressure sensitive business ("Pressure Sensitive Business") of S. D. Warren ("Warren"). Warren is a large pulp and paper producer owned by an indirect wholly-owned subsidiary of SAPPI, Ltd., a public South African conglomerate. The

                           SPINNAKER INDUSTRIES, INC.

2. ACQUISITIONS (CONTINUED)
acquired pressure sensitive business, renamed Spinnaker Coating--Maine, Inc. ("Coating--Maine") effective with the acquisition, manufactures and markets label stock primarily for the EDP segment of the label stock market. Coating--Maine EDP products are used in various labeling end uses, including form printing and product marking and identification. The purchase price under the agreement was approximately $51.8 million, plus the assumption of certain liabilities and related acquisition costs. The purchase price was funded from availability under the Company's amended $60 million revolving credit facility (the "Spinnaker Credit Facility") and the issuance of a subordinated convertible note (the "Warren Note") by the Company to Warren in the amount of $7.0 million.

    The acquisition was accounted for as a purchase with the purchase price allocated to the assets acquired and the liabilities assumed as follows:

Current assets.....................................  $  13,869
Property, plant and equipment......................     20,000
Goodwill...........................................     21,287
Acquisition costs..................................      1,479
Current liabilities................................       (262)
Non-current liabilities............................     (1,440)
                                                     ---------
                                                     $  54,933
                                                     ---------
                                                     ---------

    Goodwill arising from the Coating--Maine acquisition is amortized using the straight-line method over a period of 30 years.

ACQUISITION OF SPINNAKER ELECTRICAL

    Effective July 30, 1998, the Company completed its acquisition of tesa tape, inc.'s pressure sensitive electrical tape product line and manufacturing plant ("Electrical Tape Business"). The Electrical Tape Business, renamed Spinnaker Electrical Tape Company effective with the acquisition, produces electrical tape for insulating motors, coils and transformers for major customers in Europe, Canada and the U.S. The purchase price under the agreement was approximately $10.7 million plus related acquisition costs. The purchase price was comprised of $3.7 million in Company common stock, $4.5 million in term debt, $2.0 million in cash and a $0.5 million subordinated note (the "tesa note") by Spinnaker Electrical to tesa tape, inc.

    The acquisition was accounted for as a purchase with the purchase price (subject to adjustment upon finalization of certain acquisition costs) allocated to the assets acquired and the liabilities assumed as follows:

Current assets.....................................  $   2,100
Property, plant and equipment......................      8,800
Acquisition costs..................................        767
Current liabilities................................       (200)
                                                     ---------
                                                     $  11,467
                                                     ---------
                                                     ---------

                           SPINNAKER INDUSTRIES, INC.

2. ACQUISITIONS (CONTINUED)
ACQUISITION OF SPINNAKER COATING MINORITY INTEREST

    In October 1996, concurrent with the issuance of the $115 million Senior Notes (see Note 4), the Company acquired the approximately 25% minority interest in its Spinnaker Coating subsidiary. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Spinnaker Common Stock. In addition, as part of the consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment, which is exercisable at any time during the period beginning October 1, 1998, and ending September 30, 2000. The value of the contingent payment is equal to the percentage of the capital stock of the former Spinnaker Coating entity owned by such stockholder at the time of the merger multiplied by 75% of the fair value of the capital stock of Spinnaker Coating, less the consideration received at closing. The contingent price is payable through the issuance of Common Stock of the Company, unless the Company elects to pay the contingent price in cash. If such payments are made in cash, they could give rise to a default under the Senior Notes, unless there is sufficient availability under provisions regarding restricted payments contained in the Senior Notes.

    The purchase of the Spinnaker Coating minority interest was recorded using the purchase method of accounting. In accordance with APB No. 16, BUSINESS COMBINATIONS, the acquisition was "pushed-down" to the subsidiary level. The fair value of the minority interest approximated book value at the date of acquisition, as a result no significant purchase accounting adjustments were recorded. Any contingent consideration paid in the future will be allocated to goodwill.

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

PRO FORMA INFORMATION

    The operating results of Coating--Maine and Spinnaker Electrical are included in the consolidated statements of operations from their respective acquisition dates. The following unaudited combined pro forma information shows the results of the Company's operations presented as though both acquisitions occurred at the beginning of 1997.

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Net sales.............................................................  $  301,849  $  312,588
Net loss..............................................................  $    7,053  $    1,292
Net loss per common share.............................................  $     0.96  $     0.20
Net loss per common share-assuming dilution...........................  $     0.96  $     0.20

3. INVENTORIES

    Inventories are comprised of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Finished goods..........................................................  $  28,395  $  18,677
Work-in-process.........................................................      3,648      2,770
Raw materials and supplies..............................................     12,103      9,947
Less reserves for obsolete and slow moving inventory....................     (1,762)      (649)
                                                                          ---------  ---------
                                                                          $  42,384  $  30,745
                                                                          ---------  ---------
                                                                          ---------  ---------

    During the fourth quarter of 1998, the Company adjusted inventory reserves by $1.0 million related to certain industrial tape inventory.

4. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS

    On October 23, 1996, the Company issued $115,000,000 of 10 3/4% Senior Secured Notes (the "Senior Notes") due 2006. The Senior Notes proceeds were used to retire certain outstanding term and revolver obligations. The early extinguishment of debt resulted in an extraordinary charge to earnings of $1,843,000, net of applicable income tax, related to the write-off of related existing deferred financing costs.

    The Senior Notes are redeemable, in whole or in part, at the option of the Company on or after October 15, 2001, at the redemption prices beginning at 105.375% of the principal amount declining to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. In addition, at any time or from time to time on or prior to October 15, 1999, the Company, at its option, may redeem up to 33 1/3% of the aggregate principal amount of the Senior Notes with net cash proceeds from public equity offerings at a redemption price equal to 110.75% of the principal amount plus accrued and unpaid interest. Spinnaker Coating, CPC and Entoleter ("Guarantors") unconditionally guarantee the Senior Notes, jointly and severally. Spinnaker Electrical, an unrestricted subsidiary, is not a guarantor of the Senior Notes. The corporate office has no separate operations and its assets primarily relate to cash, fixed assets, deferred taxes, and deferred financing costs. Summarized financial information for the Guarantors, Spinnaker Electrical, and the corporate office is presented below for the year ended December 31, 1998:

                                         GUARANTORS   ELECTRICAL   CORPORATE   ELIMINATIONS  CONSOLIDATED
                                         -----------  -----------  ----------  ------------  ------------
                                                                  (IN THOUSANDS)
Condensed balance sheet
  Current assets.......................   $  78,757    $   5,956   $    2,826   $   (1,053)   $   86,486
  Property, plant and equipment........      78,665        9,451        1,714           --        89,830
  Goodwill, net and other assets.......      87,331           --      122,029     (157,745)       51,615
                                         -----------  -----------  ----------  ------------  ------------
    Total assets.......................   $ 244,753    $  15,407   $  126,569   $ (158,798)   $  227,931
                                         -----------  -----------  ----------  ------------  ------------
                                         -----------  -----------  ----------  ------------  ------------
  Current liabilities..................   $  80,914    $   6,028   $    2,913   $   (4,808)   $   85,047
  Long term debt, less current
    portion............................     121,940        4,071      115,952     (115,877)      126,086
  Other non-current liabilities........       9,094           --           --           --         9,094
  Shareholders' equity.................      32,805        5,308        7,704      (38,113)        7,704
                                         -----------  -----------  ----------  ------------  ------------
      Total liabilities and
        shareholders' equity...........   $ 244,753    $  15,407   $  126,569   $ (158,798)   $  227,931
                                         -----------  -----------  ----------  ------------  ------------
                                         -----------  -----------  ----------  ------------  ------------
Condensed statement of operations
  Net sales............................   $ 276,705    $   4,236   $       --   $       --    $  280,941
  Cost of sales........................     243,065        4,006           --           --       247,071
                                         -----------  -----------  ----------  ------------  ------------
    Gross profits......................      33,640          230           --           --        33,870
  Selling, general and administrative
    expenses...........................      21,703          594        3,006           --        25,303
  Interest expense and other income
    (expense)--net.....................     (19,349)        (214)       2,501           --       (17,062)
  Income tax benefit...................       1,690          186           --           --         1,876
                                         -----------  -----------  ----------  ------------  ------------
    Net loss...........................   $  (5,722)   $    (392)  $     (505)  $       --    $   (6,619)
                                         -----------  -----------  ----------  ------------  ------------
                                         -----------  -----------  ----------  ------------  ------------

    Long-term debt at December 31, 1998 and 1997 consisted of the following:

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
10 3/4% Senior Secured Notes, due 2006 with interest payable semi-annually each April 15 and October 15..........................................................................  $  115,000  $  115,000
10% subordinated note with PIK interest and prepayments payable on March 31, 1999 and
  2000, subject to certain conditions.....................................................       7,000          --
Term loan with interest at prime plus 0.50% or LIBOR plus 2.5%, interest only for 9
  months, 7 year amortization.............................................................       4,500          --
Subordinated note with PIK interest at federal funds rate, principal and interest due July
  30, 1999................................................................................         500          --
9 1/4% mortgage note from bank, payable on demand, secured by certain property of
  Entoleter...............................................................................         729         777
Capital lease obligations.................................................................          48         136
                                                                                            ----------  ----------
                                                                                               127,777     115,913
Less current maturities...................................................................      (1,691)       (864)
                                                                                            ----------  ----------
                                                                                            $  126,086  $  115,049
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Scheduled principal payments on the long-term debt and capital lease obligations over the next five years are as follows (in thousands):

1999..............................................  $   1,691
2000..............................................      7,381
2001..............................................        381
2002..............................................        378
2003..............................................        375
Thereafter........................................    117,571
                                                    ---------
                                                    $ 127,777
                                                    ---------
                                                    ---------

    The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary. In conjunction with the acquisition of Coating-Maine, the Spinnaker Credit Facility was amended to increase the aggregate facility amount from $40 million to $60 million. In conjunction with the acquisition of Electrical Tape Business, Spinnaker Electrical entered into a separate $5 million revolving credit agreement ("Electrical Credit Facility"). Credit availability under the Spinnaker Credit Facility and the Electrical Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month for each facility, based on an annual rate of 0.375%. All outstanding borrowings under the Spinnaker Credit Facility bear interest at the prime interest rate plus 1.75% or LIBOR plus 2.75%. All outstanding borrowings under the Electrical Credit Facility bear interest at the prime interest rate plus 0.50% or LIBOR plus 2.5%. At December 31, 1998, the combined effective interest rate for each facility's borrowings was approximately 8.12% and 8.00%, respectively. The Company carries over 90% of the outstanding Spinnaker Credit Facility Borrowings in LIBOR instruments. The Company had cash advances outstanding of approximately $40.3 million and $2.4 million and available borrowings of approximately $7.1 million and $1.1 million under the Spinnaker Credit Facility and Electrical Credit Facility, respectively, as of December 31, 1998. As there is no right of offset between the two facilities, cash collections are swept against their respective facility's outstanding balance. At December 31, 1997, the Company had cash advances outstanding of approximately $446,000 under the lines of credit at an interest rate of 10.25%. The lines of credit are secured by the operating assets of the Company's subsidiaries.

    In conjunction with the acquisition of Coating--Maine, the Company issued a Note to Warren with an original principal amount of $7.0 million, bearing payment-in-kind ("PIK") interest at 10% per annum. The Note is convertible for shares of the Company's Common Stock on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25 per share), subject to adjustment as set forth below. The Note's PIK feature allows the Company to pay the first year's interest payment by issuing an additional subordinated convertible note having similar terms; thereafter, interest is payable in cash provided the Company is not in default, after giving effect for the payment, of covenants under the Spinnaker Credit Facility. If the Company is prohibited from paying interest due in cash, the Company will continue to PIK the interest owed. Prepayments of the original principal amount are due in two installments: 30% on March 31, 1999 and 70% on March 31, 2000, provided the Company is not in default of covenants under the Spinnaker Credit Facility and has availability in excess of $15 million under the Spinnaker Credit Facility after giving effect for the payment. If the Company is prohibited from satisfying the March 31, 1999 principal payment due to insufficient pro forma availability, the unpaid portion of the payment will be deferred until the next August 15 or March 15 as the Company could make such payment, subject to the same conditions described above. Any unpaid principal outstanding after March 31, 2000 will be considered due on demand, however, the payment of such amount will still remain restricted under the conditions described above. In any event, the Note and remaining unpaid interest will mature on January 31, 2002.

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

    The Company is required to comply with various covenants including a limitation on capital expenditures, and minimum levels of current ratio, interest coverage, and net worth, as well as various other financial covenants. Certain of the lines of credit allow for the issuance of letters of credit and require the payment of a fee based upon the face amount of each letter of credit issued. As of December 31, 1998, the Company had approximately $544,000 in outstanding letters of credit. The Company's line of credit agreement expires in October 2001.

    Certain agreements with its lenders impose restrictions on the ability of the Company or the Company's subsidiaries to pay dividends. At December 31, 1998, there were no amounts available for the payment of dividends to Spinnaker's shareholders or Spinnaker.

    Financing costs were incurred by the Company in conjunction with the issuance of the Senior Notes and other financing activities. These financing costs are deferred and amortized over the term of the related debt. Unamortized financing costs of approximately $5,800,000 and $5,700,000 at December 31, 1998 and 1997, respectively, are included in other assets.

    Interest paid in 1998, 1997 and 1996 on all outstanding borrowings amounted to approximately $15.0 million, $12.4 million, and $8 million, respectively.

5. ACCRUED LIABILITIES

    Accrued liabilities at December 31, 1998 and 1997 consist of employee related obligations, such as pensions, vacations, commissions, and salaries and wages; worker's compensation and health insurance; promotion and warranty allowances; and real estate and property taxes. At both December 31, 1998 and 1997 the largest individual liability included herein was vacation obligation amounts of $2.5 million and $1.8 million, respectively.

6. EMPLOYEE BENEFIT PLANS

    CENTRAL PRODUCTS COMPANY

    Central Products has a defined benefit pension plan for union employees per their collective bargaining agreement and a defined benefit plan for non-union employees. CPC's funding policy is to contribute funds necessary to meet future benefit obligations.

    The net periodic pension cost for the year ended December 31, 1998 and 1997, included the following components:

                                                             1998                    1997                    1996
                                                    ----------------------  ----------------------  ----------------------
                                                      UNION     NON-UNION     UNION     NON-UNION     UNION     NON-UNION
                                                    ---------  -----------  ---------  -----------  ---------  -----------
                                                                                (IN THOUSANDS)
Service cost-benefits earned during the period....  $     172   $     438   $     155   $     420   $     151   $     398
Interest cost on projected benefit obligation.....        417         333         370         285         342         246
Expected return on plan assets....................       (381)       (290)       (352)       (244)       (355)       (215)
Prior service cost recognized.....................         17          --          --          --          --          --
                                                    ---------       -----   ---------       -----   ---------       -----
Net periodic pension cost.........................  $     225   $     481   $     173   $     460   $     138   $     429
                                                    ---------       -----   ---------       -----   ---------       -----
                                                    ---------       -----   ---------       -----   ---------       -----

The foregoing measurement of net periodic pension
  cost is based on the following assumptions:
Weighted-average discount rate....................       7.50%       7.50%       7.75%       7.75%       7.75%       7.75%
Weighted-average rate of compensation increase....        N/A        4.00%        N/A        4.00%        N/A        4.00%
Weighted-average expected long-term rate of return
  on plan assets..................................       8.00%       8.00%       8.00%       8.00%       8.00%       8.00%

    As of August 1, 1998, in conjunction with the renewal of CPC's union contract, the union pension plan was amended to increase the monthly benefit per year of service each year through July 31, 2003, at which time the union contract expires. The impact of the amendment is presented in the reconciliation of the benefit obligation. The following table sets forth the union and non-union plans' benefit obligation information as of December 31, 1998 and 1997:

                                                                                 1998                    1997
                                                                        ----------------------  ----------------------
                                                                          UNION     NON-UNION     UNION     NON-UNION
                                                                        ---------  -----------  ---------  -----------
                                                                                        (IN THOUSANDS)
Benefit obligation at beginning of year...............................  $   5,406   $   4,568   $   4,837   $   3,817
Service cost-benefits earned during the period........................        172         438         155         420
Interest cost on projected benefit obligation.........................        417         333         370         285
Actuarial losses......................................................        536         373         229         102
Benefits paid.........................................................       (217)        (62)       (185)        (56)
Plan amendments.......................................................        547          --          --          --
                                                                        ---------  -----------  ---------  -----------
Benefit obligation at end of year.....................................  $   6,861   $   5,650   $   5,406   $   4,568
                                                                        ---------  -----------  ---------  -----------
                                                                        ---------  -----------  ---------  -----------

    The following table sets forth the fair value of plan assets for the union and non-union plans as of December 31, 1998 and 1997:

                                                                                 1998                    1997
                                                                        ----------------------  ----------------------
                                                                          UNION     NON-UNION     UNION     NON-UNION
                                                                        ---------  -----------  ---------  -----------
                                                                                        (IN THOUSANDS)
Plan assets at beginning of year......................................  $   4,779   $   3,468   $   4,489   $   2,847
Actual return on assets...............................................        130          90         475         286
Contributions by employer.............................................        169         368          --         390
Benefits paid.........................................................       (217)        (62)       (185)        (56)
                                                                        ---------  -----------  ---------  -----------
Plan assets at end of year............................................  $   4,861   $   3,864   $   4,779   $   3,468
                                                                        ---------  -----------  ---------  -----------
                                                                        ---------  -----------  ---------  -----------

    The following table sets forth the union and non-union plans' funded status as of December 31, 1998 and 1997:

                                                                                 1998                    1997
                                                                        ----------------------  ----------------------
                                                                          UNION     NON-UNION     UNION     NON-UNION
                                                                        ---------  -----------  ---------  -----------
                                                                                        (IN THOUSANDS)
Funded status.........................................................  $  (2,000)  $  (1,787)  $    (625)  $  (1,100)
Unamortized prior service cost........................................        529          --          --          --
Unrecognized actuarial gain...........................................      1,174         710         386         136
                                                                        ---------  -----------  ---------  -----------
Net amount recognized.................................................  $    (297)  $  (1,077)  $    (239)  $    (964)
                                                                        ---------  -----------  ---------  -----------
                                                                        ---------  -----------  ---------  -----------
Amounts recognized in the balance sheet:
Accrued benefit liability.............................................  $  (2,000)  $  (1,077)  $    (625)  $    (964)
Intangible asset......................................................        529          --          --          --
Accumulated other comprehensive income................................      1,174          --         386          --
                                                                        ---------  -----------  ---------  -----------
Net amount recognized.................................................  $    (297)  $  (1,077)  $    (239)  $    (964)
                                                                        ---------  -----------  ---------  -----------
                                                                        ---------  -----------  ---------  -----------

    The fair value of assets for the union and non-union plan is based on the actual plan assets as of December 31, 1998 and 1997. At December 31, 1997 and 1998, plan assets consist primarily of equity, bond, and bank money market funds.

    Central Products also sponsors a 401(k) plan for union employees. On January 1, 1996, the Company established a 401(k) plan for non-union employees. CPC is not required to match employee contributions under the union plan, however the non-union plan provides matching up to 50% of employee contributions not exceeding 8% of the employee's compensation. Effective June 1, 1997, the 401(k) plan was amended to allow the Company's Corporate employees to participate. Amounts contributed to the plan by CPC or the Company, in the case of Corporate employees, are 20% vested each year for five years. CPC recorded expense for its contributions under the non-union plan of approximately $334,000 and $367,000 during 1998 and 1997, respectively. The Company recorded expense under the non-union plan of approximately $30,000 on behalf of its Corporate employees during 1998.

SPINNAKER COATING

    In conjunction with the acquisition of Coating--Maine, Coating--Maine began to offer a defined benefit pension plan for union employees per their collective bargaining agreement, and non-union employees. The seller retained the defined benefit pension obligation for non-union and union retirees.

    The net periodic pension cost for the year ended December 31, 1998 included the following components:

                                                                               UNION       NON-UNION
                                                                            -----------  -------------
                                                                                  (IN THOUSANDS)
Service cost-benefits earned during the period............................   $      69     $     100
Interest cost on projected benefit obligation.............................          11            50
                                                                                   ---         -----
Net periodic pension cost.................................................   $      80     $     150
                                                                                   ---         -----
                                                                                   ---         -----
The foregoing measurement of net periodic pension cost is based on the following assumptions:
Weighted-average discount rate............................................        7.50%         7.50%
Weighted-average rate of compensation increase............................         N/A          4.00%
Weighted-average expected long-term rate of return on plan assets.........        8.00%         8.00%

    The following table sets forth the union and non-union plans' benefit obligation information as of December 31, 1998:

                                                                               UNION      NON-UNION
                                                                            -----------  -----------
                                                                                 (IN THOUSANDS)
Benefit obligation at acquisition date....................................   $     186    $     835
Service cost-benefits earned during the period............................          69          100
Interest cost on projected benefit obligation.............................          11           50
Actuarial losses..........................................................          22           96
                                                                                 -----   -----------
Benefit obligation at end of year.........................................   $     288    $   1,081
                                                                                 -----   -----------
                                                                                 -----   -----------

    There were no plan assets for the union and non-union plans as of December 31, 1998.

    The following table sets forth the union and non-union plans' funded status as of December 31, 1998:

                                                                             UNION     NON-UNION
                                                                           ---------  -----------
                                                                               (IN THOUSANDS)
Funded status............................................................  $    (288)  $  (1,081)
Unrecognized actuarial loss..............................................         22          96
                                                                           ---------  -----------
Net amount recognized....................................................  $    (266)  $    (985)
                                                                           ---------  -----------
                                                                           ---------  -----------
Amounts recognized in the balance sheet:
Net amount recognized....................................................  $    (266)  $    (985)
                                                                           ---------  -----------
                                                                           ---------  -----------

    Spinnaker Coating has a defined contribution plan that covers substantially all of its employees. Under the plan, Spinnaker Coating can match, at its discretion, up to 50% of employee contributions not exceeding 8% of the employee's compensation. Amounts contributed to the plan by Spinnaker Coating are 20% vested each year for five years. On the acquisition date, employees of Spinnaker Coating who were previously employed by Kimberly-Clark Corporation received vesting rights based on the years of credited service with Kimberly-Clark Corporation. Spinnaker Coating recorded expense for its contributions under the plan of approximately $559,000, $442,000, and $470,000 in 1998, 1997 and 1996, respectively.

ENTOLETER

    Entoleter has a defined-benefit pension plan for all salaried and full-time hourly employees. Benefits for the plan are based on compensation and years of service with Entoleter. Entoleter's funding policy is to contribute funds necessary to meet future benefit obligations.

    Net periodic pension cost for the year ended December 31, 1998, 1997 and 1996 included the following components:

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
                                                                                               (IN THOUSANDS)
Service cost-benefits earned during the period.......................................  $      35  $      39  $      38
Interest cost on projected benefit obligation........................................         78         78         71
Expected return on plan assets.......................................................       (106)       (96)       (92)
Net amortization and deferral........................................................         (8)        (8)        (8)
                                                                                       ---------  ---------  ---------
Net periodic pension cost............................................................  $      (1) $      13  $       9
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
The foregoing measurement of net periodic pension cost is based on the following assumptions:
Weighted-average discount rate.......................................................       7.00%      7.25%      7.25%
Weighted-average rate of compensation increase.......................................       4.00%      4.00%      4.00%
Weighted-average expected long-term rate of return on plan assets....................       8.00%      8.00%      8.00%

    The following table sets forth the benefit obligation as of December 31, 1998 and 1997:

                                                                                                   1998       1997
                                                                                                 ---------  ---------
                                                                                                    (IN THOUSANDS)
Benefit obligation at beginning of year........................................................  $   1,132  $   1,035
Service cost-benefits earned during the period.................................................         35         39
Interest cost on projected benefit obligation..................................................         78         78
Contributions by employees.....................................................................          2          1
Actuarial (gain)/loss..........................................................................         (7)        70
Benefits paid..................................................................................        (63)       (91)
                                                                                                 ---------  ---------
Benefit obligation at end of year..............................................................  $   1,177  $   1,132
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The following table sets forth the fair value of plan assets as of December 31, 1998 and 1997:

                                                                                                   1998       1997
                                                                                                 ---------  ---------
                                                                                                    (IN THOUSANDS)
Plan assets at beginning of year...............................................................  $   1,349  $   1,229
Actual return on plan assets...................................................................         17        210
Contributions by employees.....................................................................          2          1
Benefits paid..................................................................................        (63)       (91)
                                                                                                 ---------  ---------
Plan assets at end of year.....................................................................  $   1,305  $   1,349
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    At December 31, 1998 and 1999, plan assets consist primarily of equity, bond and bank money market funds.

    The following table sets forth the plan's funded status as of December 31, 1998 and 1997:

                                                                                                   1998       1997
                                                                                                 ---------  ---------
                                                                                                    (IN THOUSANDS)
Funded status..................................................................................  $     127  $     217
Unrecognized actuarial gain....................................................................         59        (22)
Unrecognized net (asset) or obligation.........................................................        (25)       (33)
                                                                                                 ---------  ---------
Net amount recognized..........................................................................  $     161  $     162
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Amounts recognized in the balance sheet:
Prepaid benefit liability......................................................................  $     161  $     162
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

7. INCOME TAXES

    Prior to April 6, 1996, the Company was included in the consolidated income tax return filed by its Parent. Under the terms of a tax sharing agreement with its Parent, Spinnaker can only utilize its net operating loss carryforwards to the extent it has taxable income. In April 1996, the Parents ownership of the Company became less than 80%, thus the Company is required to file a separate consolidated return from April 5, 1996 forward.

    During 1998, 1997 and 1996, the Company generated approximately $9,841,000, $3,617,000 and $5,888,000 respectively, of net operating loss carryforwards for federal income tax purposes which are available to offset future taxable income. These carryforwards, which are expected to be fully utilized, expire in the year 2018, 2017 and 2011, respectively.

    Deferred income taxes are provided for the temporary differences between the financial statement and tax basis of the Company's assets and liabilities. Temporary differences consist primarily of differences in tax and book depreciation methods and lives and the timing of the deductibility of certain expenses. Cumulative differences at December 31, 1998 and 1997 are as follows:

                                                                                   1998                   1997
                                                                           --------------------  ----------------------
                                                                               DEFERRED TAX           DEFERRED TAX
                                                                           --------------------  ----------------------
                                                                             ASSET    LIABILITY    ASSET     LIABILITY
                                                                           ---------  ---------  ---------  -----------
                                                                                          (IN THOUSANDS)
Inventory reserve........................................................  $     954  $      --  $     356   $      --
Tax over book depreciation...............................................         --      9,910         --       9,115
Assets deducted for tax purposes.........................................         --      1,288         --         658
Compensation accruals....................................................      1,656         --      1,008          --
Other reserves and accruals..............................................        720         --      1,165          --
Net operating loss carryforwards.........................................      6,644         --      3,612          --
                                                                           ---------  ---------  ---------  -----------
Total gross deferred income taxes........................................  $   9,974  $  11,198  $   6,141   $   9,773
                                                                           ---------  ---------  ---------  -----------
                                                                           ---------  ---------  ---------  -----------

    Significant components of the (provision) benefit for income taxes for the year ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                           1998       1997       1996
                                                                                         ---------  ---------  ---------
                                                                                                 (IN THOUSANDS)
Current:
  Federal..............................................................................  $      --  $      --  $      --
  State................................................................................         --        (67)      (121)
                                                                                         ---------  ---------  ---------
Total current..........................................................................         --        (67)      (121)

Deferred:
  Federal..............................................................................      2,153        627        (11)
  State................................................................................       (277)      (100)       169
                                                                                         ---------  ---------  ---------
                                                                                             1,876        527        158
                                                                                         ---------  ---------  ---------
Income tax benefit.....................................................................  $   1,876  $     460  $      37
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

    Reconciliation of the statutory federal income tax rate to the effective income tax rate for the year ended December 31, 1998, 1997 and 1996 follows:

                                                                                         1998         1997         1996
                                                                                      -----------  -----------  -----------
Statutory federal rate..............................................................       34.0%        34.0%        34.0%
Increase (decrease) resulting from:
  Goodwill..........................................................................       (1.0)        (3.8)       (22.1)
  Meals and entertainment...........................................................       (0.8)        (2.6)        (9.7)
  State income taxes (net of federal tax effect)....................................       (2.2)        (4.9)         8.7
  Write-off of unrealizable deferred tax assets.....................................       (6.7)          --           --
  Other.............................................................................       (1.2)        (2.2)        (0.8)
                                                                                            ---          ---        -----
Effective income tax rate...........................................................       22.1%        20.5%        10.1%
                                                                                            ---          ---        -----
                                                                                            ---          ---        -----

    Income taxes refunded, net of payments was $166,000 in 1997.

8. RELATED PARTY TRANSACTIONS

    Lynch provides the Company with certain management services, which include executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. In connection therewith, the Company incurred management service costs of $100,000 in 1998, 1997 and 1996. In addition, Lynch Corporation has from time to time allocated additional charges to the Company for other direct services.

    As part of the CPC acquisition, Lynch agreed to guarantee the subordinated notes due Alco. Lynch charged the Company a guarantee fee of 0.5% per month, or $125,000. Total fees charged by Lynch in 1996 were $375,000.

    On June 13, 1994, the Company and BF entered into a management agreement ("the Management Agreement") pursuant to which BF agreed to provide management services to the Company. The Management Agreement had an initial term of one year, and was automatically renewable for a term of one additional year unless either party gives notice of termination. Effective August 31, 1996, the Management Agreement was terminated at which time, Messrs. Boyle, and Fleming became employees of the Company and continued to be Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, of the Company. BF received management fees of $295,000 and $200,000, in 1996 and 1995, respectively, plus reimbursement of expenses. The Company and BF also entered into a Warrant Purchase Agreement in 1994, pursuant to which BF received warrants to purchase common stock of the Company at any time on or before June 10, 1999, subject to certain restrictions. On April 5, 1996, BF was issued approximately 187,000 shares of Class A Common Stock upon the exercise of the warrants at a price of $2.67 per warrant exercised. On August 29, 1997, BF was issued approximately 150,000 shares of Common Stock and 150,000 shares of Class A Common Stock upon the exercise of the warrants at a price of $2.67 per warrant exercised. On September 22, 1997, BF was issued approximately 113,000 shares of Common Stock and 113,000 shares of Class A Common Stock upon the exercise of the warrants at a price of $2.67 per warrant exercised. As of December 31, 1997, there were approximately 228,499 warrants outstanding to purchase one share each of Class A Common Stock and Common Stock at a total price of $2.67 per warrant exercised (adjusted for the 3 for 2 stock splits in December 1995 and 1994, and a stock dividend in August 1996). On January 8, 1998, BF was issued 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock upon the exercise of the remaining warrants at a price of $2.67 per warrant exercised.

    During 1994, Spinnaker Coating granted certain of its key executives options to purchase up to 71,065 shares of Spinnaker Coating's common stock at various prices between $7.16 and $14.69 per share. These options were exercised and the resulting common stock was immediately purchased as part of the Spinnaker Coating minority interest acquisition in October 1996 (See Note 2).

9. EARNINGS PER SHARE

    The following table sets forth the computation of the basic and diluted earnings per share for the year ended December 31, 1998, 1997 and 1996:

                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
Numerator:
  Net loss........................................................................  $  (6,619) $  (1,787) $  (2,468)
Denominator
  Denominator for basic earnings per share- weighted-average shares...............      7,199      6,321      5,931
Effect of dilutive securities:
  Class A Warrants................................................................         --         --         --
                                                                                    ---------  ---------  ---------
Dilutive potential common shares..................................................  $   7,199  $   6,321  $   5,931
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Loss per common share.............................................................  $   (0.92) $   (0.28) $   (0.42)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Loss per common share-assuming dilution...........................................  $   (0.92) $   (0.28) $   (0.42)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    For additional disclosures regarding the outstanding directors' stock options, see Notes 10.

    As of December 31, 1997 and 1996, there were 228,499 and 490,000 Class "A" Warrants outstanding, respectively, to purchase one share each of Class A Common Stock and Common Stock at a total price of $2.67 per warrant exercised. Shares related to the warrants were not included in the 1997 and 1996 computation of diluted earnings per share because the effect would have been antidilutive.

    As of December 31, 1998, 1997 and 1996, there were 30,000 directors' options outstanding to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised. In 1997, 10,000 additional director's options were granted to purchase one share of Common Stock at a price of $27 per option exercised. Shares related to these options were not included in the 1998, 1997 or 1996 computation of diluted earnings per share because the effect would be antidilutive.

10. STOCK OPTION PLANS

    In accordance with the Company's directors stock option plan, the Company may grant stock options to directors who are not employees of the Company. In February 1996, the Company granted 30,000 stock options for the purchase of one share each of Common Stock and Class A Common Stock at a total price of $40 per option exercised (adjusted for the stock dividend in August 1996) to qualifying directors. The options vest over a two year period with 15,000 options becoming exercisable one year after the grant date and the remaining 15,000 options becoming exercisable two years after the grant date. The options expire on the fifth anniversary after the grant date or 30 days after the director ceases to be a director. In January of 1997, under the same terms, the Company issued 10,000 stock options for the purchase of one share of Common Stock at an exercise price of $27 per share. As permitted by SFAS No. 123, the Company elected to account for these options under APB No. 25 and as such no compensation expense was recorded because the option exercise price was not less than the market price at the date of grant.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.09% and 5.58% for 1997 and 1996, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0.50; and a weighted-average expected life of the options of 3 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The estimated weighted-average fair value per option is approximately $14.62 and $10.40 for the 1997 and 1996 options, respectively. The Company's pro forma effect on 1998, 1997 and 1996 operations is as follows:

                                                              1998                      1997                      1996
                                                    ------------------------  ------------------------  ------------------------
                                                                  NET LOSS                  NET LOSS                  NET LOSS
                                                     NET LOSS     PER SHARE    NET LOSS     PER SHARE    NET LOSS     PER SHARE
                                                    -----------  -----------  -----------  -----------  -----------  -----------
                                                                                   (IN THOUSANDS)
As reported.......................................   $   6,619    $    0.92    $   1,787    $    0.28    $   2,468    $    0.42
Pro forma.........................................   $   6,670    $    0.93    $   1,890    $    0.30    $   2,595    $    0.44

11. OTHER INCOME (EXPENSE)--NET

    During 1996, the Company contributed land with a net book value of $248,000 to a qualified charitable organization. The expense for this contribution is included in other income (expense)-net.

12. SEGMENT INFORMATION

    The Company competes in three business segments, adhesive-backed label stock, industrial tape and industrial processing equipment. Identifiable assets of each industry segment are the assets used by the segment in its operations, excluding general corporate assets and intercompany balances.

    For the years ended December 31, 1998, 1997 and 1996, one customer accounted for $18.4 million, $21.4 million, and $22.2 million, respectively, of the adhesive-backed label stock segment's net sales. The net sales of the industrial tape segment included $18.8 million and $12.9 million from its top two customers for the year ended December 31, 1998 and $19.1 million and $14.5 million from its top customer for the year ended December 31, 1997 and 1996, respectively.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
NET SALES
  Adhesive-backed label stock................................................  $  151,561  $  106,787  $  114,564
  Industrial tape............................................................     121,806     119,739     124,088
  Industrial processing equipment............................................       7,574       5,450       7,884
                                                                               ----------  ----------  ----------
                                                                               $  280,941  $  231,976  $  246,536
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
OPERATING PROFIT (LOSS)
  Adhesive-backed label stock................................................  $    8,104  $    6,923  $    6,923
  Industrial tape............................................................       3,289       6,769       5,315
  Industrial processing equipment............................................         180        (534)         64
  Unallocated corporate expenses.............................................      (3,006)     (2,279)     (2,080)
                                                                               ----------  ----------  ----------
    Total consolidated operating profit......................................       8,567      10,879      10,222
  Interest and other expenses................................................     (17,062)    (13,126)    (10,585)
                                                                               ----------  ----------  ----------
    Total consolidated pretax loss...........................................  $   (8,495) $   (2,247) $     (363)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
CAPITAL EXPENDITURES
  Adhesive-backed label stock................................................  $    2,219  $    1,854  $    6,875
  Industrial tape............................................................       4,856       6,760       1,703
  Industrial processing equipment............................................          76         104         399
  General corporate..........................................................          31         119           2
                                                                               ----------  ----------  ----------
                                                                               $    7,182  $    8,837  $    8,979
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
DEPRECIATION/AMORTIZATION
  Adhesive-back label stock..................................................  $    3,906  $    2,104  $    1,462
  Industrial tape............................................................       6,052       4,565       4,311
  Industrial processing equipment............................................         274         180         180
  General corporate..........................................................         867         732         317
                                                                               ----------  ----------  ----------
                                                                               $   11,099  $    7,581  $    6,270
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
ASSETS
  Adhesive-backed label stock................................................  $  108,133  $   47,188  $   46,248
  Industrial tape............................................................     107,586      95,582      95,925
  Industrial processing equipment............................................       2,622       3,530       4,409
  General corporate..........................................................       9,590      10,418      10,594
                                                                               ----------  ----------  ----------
                                                                               $  227,931  $  156,718  $  157,176
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

13. LEASES

    Future minimum rental payments under long-term non-cancelable operating leases are as follows at December 31, 1997 (in thousands):

1999................................................................  $   1,216
2000................................................................      1,093
2001................................................................        825
2002................................................................        803
2003................................................................        835
Thereafter..........................................................      3,929

    Rent expense under operating leases were $2,562,000, $2,103,000 and $1,743,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company leases certain property and equipment, including warehousing and sales and distribution equipment, under operating leases that extend from one to ten years.

           SCHEDULE I: CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Current assets
  Cash and cash equivalents...............................................................  $       --  $      231
  Accounts receivable.....................................................................          25         107
  Subsidiary receivable, current portion..................................................         570          --
  Other current assets....................................................................       2,231       1,583
                                                                                            ----------  ----------
  Total current assets....................................................................       2,826       1,921
Office equipment (net of depreciation)....................................................       1,714       1,782
Subsidiary receivable.....................................................................      84,802      85,182
Investment in subsidiaries................................................................      31,607      33,628
Other assets..............................................................................       5,620       6,715
                                                                                            ----------  ----------
  Total assets............................................................................  $  126,569  $  129,228
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities..................................................  $    2,913  $    2,784
Payable to subsidiaries...................................................................         952       1,175
Senior Notes..............................................................................     115,000     115,000
Total shareholders' equity................................................................       7,704      10,269
                                                                                            ----------  ----------
  Total liabilities and shareholders' equity..............................................  $  126,569  $  129,228
                                                                                            ----------  ----------
                                                                                            ----------  ----------

            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Interest and dividends...........................................................  $      33  $      11  $      11
Management fees and interest income from subsidiaries............................     15,072     14,618      3,064
                                                                                   ---------  ---------  ---------
    Total income.................................................................     15,105     14,629      3,075

Cost and expenses:
  Guarantee fee to parent........................................................         --         --        375
  Unallocated corporate administrative expense...................................      3,006      2,279      2,080
  Interest expense and other.....................................................     12,752     12,412      4,596
                                                                                   ---------  ---------  ---------
Total cost and expenses..........................................................     15,758     14,691      7,051
                                                                                   ---------  ---------  ---------
Loss before income taxes, equity in net income of subsidiaries and extraordinary
  charge.........................................................................       (653)       (62)    (3,976)
Income tax (provision) benefit...................................................       (501)      (130)     1,669
                                                                                   ---------  ---------  ---------
Loss before equity in net income (loss) of subsidiaries and extraordinary
  charge.........................................................................     (1,154)      (192)    (2,307)
Equity in net income (loss) of subsidiaries......................................     (5,465)    (1,595)     1,682
                                                                                   ---------  ---------  ---------
Loss before extraordinary charge.................................................     (6,619)    (1,787)      (625)
Extraordinary charge on early extinguishment of debt, net of tax:
  Parent.........................................................................         --         --       (546)
  Subsidiaries...................................................................         --         --     (1,297)
                                                                                   ---------  ---------  ---------
Net loss.........................................................................  $  (6,619) $  (1,787) $  (2,468)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

           SCHEDULE I: CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------
                                                                                        1998       1997        1996
                                                                                      ---------  ---------  ----------
                                                                                               (IN THOUSANDS)
Cash provided by (used in) operating activities.....................................  $    (278) $     106  $   (4,666)
Investing activities:
  Acquisition of Spinnaker Coating minority interest................................         --         --      (2,295)
  Advances to subsidiaries..........................................................         --         --     (81,307)
  Purchases of office equipment.....................................................        (31)      (119)         (2)
                                                                                      ---------  ---------  ----------
Net cash used in investing activities...............................................        (31)      (119)    (83,604)
Financing activities:
  Advances to/from subsidiaries, net................................................        194       (580)      1,375
  Proceeds from notes payable.......................................................         --         --     123,500
  Payments on notes payable.........................................................         --         --     (30,962)
  Deferred financing costs..........................................................       (726)        --      (6,872)
  Exercise of warrants..............................................................        610        702         500
  Other.............................................................................         --       (160)        289
                                                                                      ---------  ---------  ----------
Net cash provided by (used in) financing activities.................................         78        (38)     87,830
                                                                                      ---------  ---------  ----------
Total decrease in cash and cash equivalents.........................................       (231)       (51)       (440)
Cash and cash equivalents at beginning of year......................................        231        282         722
                                                                                      ---------  ---------  ----------
Cash and cash equivalents at end of year............................................  $      --  $     231  $      282
                                                                                      ---------  ---------  ----------
                                                                                      ---------  ---------  ----------

                     SCHEDULE I SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

    In the parent company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in net income (loss) of subsidiaries since the date of acquisition. The Company's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated loss using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

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

Date: March 26, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer
     /s/ RICHARD J. BOYLE         and Chairman of the
------------------------------    Board (PRINCIPAL            March 26, 1999
       Richard J. Boyle           EXECUTIVE OFFICER)

   /s/ NED N. FLEMING, III
------------------------------  President, Chief Operating    March 26, 1999
     Ned N. Fleming, III          Officer

    /s/ CRAIG J. JENNINGS       Vice President, Finance
------------------------------    and Treasurer (PRINCIPAL    March 26, 1999
      Craig J. Jennings           FINANCIAL OFFICER)

------------------------------  Director                      March 26, 1999
    Anthonie C. van Ekris

     /s/ JOSEPH P. RHEIN
------------------------------  Director                      March 26, 1999
       Joseph P. Rhein

     /s/ ROBERT E. DOLAN
------------------------------  Director                      March 26, 1999
       Robert E. Dolan

    /s/ FRANK E. GRZELECKI
------------------------------  Director                      March 26, 1999
      Frank E. Grzelecki

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
       3.1   Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(i) to the Registrant's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1994).

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

       4.2   Supplemental Indenture dated March 17, 1998, among the Registrant, Spinnaker Coating, Central Products,
               Entoleter and Spinnaker Coating-Maine, Inc. (filed as Exhibit 99.6 to the Registrant's Current Report on Form 8-K dated March 30, 1998).

      10.1   Commercial Loan Open End Mortgage Deed and Security Agreement and Commercial Mortgage Note dated July 1,
               1988 in the amount of $1,100,000 to Centerbank (formerly Connecticut Savings Bank)(filed as Exhibit
               10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

      10.2   Agreement for the Allocation of Income Tax Liability between Lynch Corporation and its Consolidated
               Subsidiaries, dated December 18, 1988, between Lynch Corporation and Safety Railway Service Corporation
               (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994).

      10.3   Agreement, dated October 3, 1995, between Spinnaker Industries, Inc. and Lynch Corporation (filed as
               Exhibit 7.8 to the Registrant's Current Report on Form 8-K dated October 18, 1995).

      10.4   Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among the Registrant, BB Merger
               Corp., Brown-Bridge Industries, Inc., and the stockholders of Brown-Bridge Industries, Inc. listed on
               Exhibit A thereto (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated November
               7, 1996).

      10.5   Credit Agreement (the "Credit Agreement") among Central Products Company, Brown-Bridge Industries, Inc.
               and Entoleter, Inc. as Borrowers, the Registrant, as Guarantor, each of the financial institutions listed on Schedule 1 thereto, BT Commercial Corporation, as Agent, Transamerica Business Credit
               Corporation, as Collateral Agent, and Bankers Trust Company, as Issuing Bank (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 7, 1996).

      10.6   Fifth Amendment to the Credit Agreement (filed as Exhibit 99.4 to the Registrant's Current Report on Form
               8-K dated March 30, 1998).

      10.7   Sixth Amendment to the Credit Agreement (filed as Exhibit 99.5 to the Registrant's Current Report on Form
               8-K dated March 30, 1998).

      10.8   Asset Purchase Agreement, dated as of November 18, 1997, by and between the Registrant and S.D. Warren
               Company ("SDW") (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 30,
               1998).

      10.9   First Amendment to Asset Purchase Agreement, dated March 17, 1998 by and between the Registrant and SDW
               (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated March 30, 1998).

      10.10  Subordinated Note issued to SDW in the original principal amount of $7 million, dated March 17, 1998, bearing interest at a rate of 10% per annum (filed as Exhibit 4.1 to the Registrant's Current Report on
               Form 8-K dated March 30, 1998).

EXHIBIT NO.
-----------
      10.11  Site Lease Agreement, dated March 17, 1998, between the Registrant and SDW (filed as Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated March 30, 1997).

      10.12  Site Separation and Services Agreement, dated March 17, 1998, by and between the Registrant and SDW
               (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 30, 1998).

      21     Subsidiaries of the Registrant.(1)

      23.1   Consent of Ernst & Young LLP.(1)

      23.2   Consent of Deloitte & Touche LLP.(1)

      27     Financial Data Schedule.(1)

------------------------

(1) Filed herewith.