Form 10-K/A
period 1998-12-31
SPINNAKER INDUSTRIES INC
filed 1999-04-27
CIK 314865

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

    The total aggregate market value of the 1,314,859 shares of voting stock held by non-affiliates of the Registrant (677,000 shares of Common Stock and 637,859 shares of Class A Common Stock) was $17,770,167 (based upon the closing bid of the Registrant's Common Stock and Class A Common Stock in the AMEX on March 19, 1999 of $14 per share of Common Stock and $13 per share of Class A Common Stock). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Registrant.

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

    On April 12, 1999, the Company agreed to sell its two industrial tape units, Central Products Company and Spinnaker Electrical Tape Company, which comprise its industrial tape segment, to Intertape Polymer Group, Inc. for approximately $105 million and a seven-year warrant to purchase 300,000 shares of Intertape common stock at $35 per share. The transactions are subject to certain conditions, including U.S. government approval.

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

14. MATTERS OCCURRING AFTER THE DATE OF THE FINANCIAL STATEMENTS (UNAUDITED)

    On April 12, 1999, the Company agreed to sell its two industrial tape units, Central Products Company and Spinaker Electrical Tape Company, which comprise its industrial tape segment, to Intertape Polymer Group, Inc. for approximately $105 million and a seven-year warrant to purchase 300,000 shares of Intertape common stock at $35 per share. The transactions are subject to certain conditions, including U.S. government approval.

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

Date: April 23, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer
     /s/ RICHARD J. BOYLE         and Chairman of the
------------------------------    Board (PRINCIPAL            April 23, 1999
       Richard J. Boyle           EXECUTIVE OFFICER)

   /s/ NED N. FLEMING, III
------------------------------  President, Chief Operating    April 23, 1999
     Ned N. Fleming, III          Officer

    /s/ CRAIG J. JENNINGS       Vice President, Finance
------------------------------    and Treasurer (PRINCIPAL    April 23, 1999
      Craig J. Jennings           FINANCIAL OFFICER)

  /s/ ANTHONIE C. VAN EKRIS
------------------------------  Director                      April 23, 1999
    Anthonie C. van Ekris

------------------------------  Director                      April 23, 1999
       Joseph P. Rhein

     /s/ ROBERT E. DOLAN
------------------------------  Director                      April 23, 1999
       Robert E. Dolan

    /s/ FRANK E. GRZELECKI
------------------------------  Director                      April 23, 1999
      Frank E. Grzelecki

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

      21     Subsidiaries of the Registrant.(2)

      23.1   Consent of Ernst & Young LLP.(1)

      23.2   Consent of Deloitte & Touche LLP.(1)

      27     Financial Data Schedule.(2)

------------------------

(1) Filed herewith.

(2) Previously filed.