Form 10-Q
period 1999-03-31
SPINNAKER INDUSTRIES INC
filed 1999-05-17
CIK 314865

                                    FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                              --------------------------------------------------

Commission file number                          2-66564
                      ----------------------------------------------------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------------

                           Spinnaker Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                    06-0544125
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1700 Pacific Avenue, Suite 1600, Dallas, TX                75201
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

                            Yes   X       No
                                 ---          ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value                  3,775,680 shares
------------------------------------        ------------------------------------
Class                                          Outstanding at March 31, 1999

Class A Common Stock, No Par Value          3,566,067 shares
------------------------------------        ------------------------------------
Class                                          Outstanding at March 31, 1999

SPINNAKER INDUSTRIES, INC.

INDEX
--------------------------------------------------------------------------------

                                                                            PAGE
                                                                          NUMBER
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     March 31, 1999 and December 31, 1998                       3

                  Condensed Consolidated Statements of Operations
                     for the Three Months Ended March 31, 1999 and 1998         4

                  Condensed Consolidated Statements of Cash Flows
                     for the Three Months Ended March 31, 1999 and 1998         5

                  Notes to Condensed Consolidated Financial Statements          6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       13

PART II           OTHER INFORMATION

Item 6.           Exhibits                                                     19

PART 1. - FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31, 1999    December 31, 1998
                                                                                ----------------  -----------------
                                                                                  (Unaudited)           (Note)
ASSETS                                                                                   ($ in thousands)
Current assets:
     Accounts receivable, net                                                     $    21,453        $    21,439
     Inventories, net                                                                  27,144             24,217
     Prepaid expenses and other                                                         1,771              2,205
     Net current assets of discontinued operations                                     33,642             38,625
                                                                                  -----------        -----------
Total current                                                                          84,010             86,486

Property plant and equipment:
     Land                                                                                 573                573
     Buildings and improvements                                                         9,751              9,746
     Machinery and equipment                                                           43,144             42,497
     Accumulated depreciation                                                         (12,282)           (11,298)
                                                                                  -----------        -----------
                                                                                       41,186             41,518

Goodwill, net                                                                          22,619             21,075
Other assets                                                                            5,851              7,201
Net non-current assets of discontinued operations                                      70,823             71,651
                                                                                  -----------        -----------
TOTAL ASSETS                                                                      $   224,489        $   227,931
                                                                                  ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                             $    19,763        $    16,782
     Accrued liabilities                                                                2,636              3,106
     Current portion of long term debt                                                  1,829              1,691
     Working capital revolver                                                          37,499             42,731
     Other current liabilities                                                          5,666              2,575
     Net current liabilities of discontinued operations                                16,573             18,162
                                                                                  -----------        -----------
Total current liabilities                                                              83,966             85,047

Long term debt, less current portion                                                  125,925            126,086
Deferred income taxes                                                                     632                632
Pension liabilities                                                                     1,670              1,540
Net non-current liabilities of discontinued operations                                  6,280              6,280

Stockholders' equity:
     Common stock                                                                       3,124              3,124
     Additional paid in capital                                                        15,867             15,867
     Retained earnings (deficit)                                                      (12,863)           (10,533)
     Less:  treasury stock                                                               (112)              (112)
                                                                                  -----------        -----------
Total stockholders' equity                                                              6,016              8,346
                                                                                  -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   224,489        $   227,931
                                                                                  ===========        ===========

NOTE:The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements, which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS - UNAUDITED


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             ---------------------------------
($ in thousands, except per share data)                                           1999                1998
                                                                             -------------       -------------
Net sales                                                                    $      40,197       $      30,718

Cost of sales                                                                       36,955              27,163
                                                                             -------------       -------------

     Gross margin                                                                    3,242               3,555

Selling, general and administrative expense                                          3,028               2,483
                                                                             -------------       -------------

     Operating profit                                                                  214               1,072

Interest expense                                                                     2,157               1,349

Other income (expense) - net                                                            (7)                 23
                                                                             -------------       -------------

     Loss from continuing operations before income taxes                            (1,950)               (254)

Income tax benefit                                                                     702                 122
                                                                             -------------       -------------

     Net loss from continuing operations                                            (1,248)               (132)

Discontinued operations (Note 7):
     Loss from discontinued operations of industrial
       tape segment (net of applicable income taxes)                                (1,082)               (682)
                                                                             -------------       -------------

     Net loss                                                                $      (2,330)      $        (814)
                                                                             =============       =============

Earnings per common share:
     Net loss per common share from continuing operations                    $       (0.17)      $       (0.02)
     Net loss per common share from discontinued operations                          (0.15)              (0.10)
                                                                             -------------       -------------
     Net loss per common share                                               $       (0.32)      $       (0.12)
                                                                             =============       =============

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             ---------------------------------
($ in thousands)                                                                  1999                1998
                                                                             -------------       -------------
Operating activities:
Net loss                                                                     $      (2,330)       $       (814)
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation                                                                      984                 614
     Amortization of goodwill and deferred financing costs                             403                 194
     Changes in operating assets and liabilities
       Accounts receivable                                                             (14)             (4,024)
       Inventories                                                                  (2,927)                413
       Prepaid expenses and other assets                                                (1)                 89
       Accounts payable, accrued liabilities, and
         other current liabilities                                                   5,732               3,283
       Discontinued operations - non-cash charges and
         working capital changes                                                     4,966               2,890
                                                                             -------------       -------------

Net cash provided by operating activities                                            6,813               2,645
                                                                             -------------       -------------

Investing activities:
   Acquisition of Spinnaker Coating - Maine                                              -             (44,770)
   Purchase of property, plant and equipment                                          (652)               (620)
   Other                                                                               (39)             (1,119)
   Investing activities of discontinued operations                                    (671)             (1,226)
                                                                             -------------       -------------

Net cash used in investing activities                                               (1,362)            (47,735)
                                                                             -------------       -------------

Financing activities:
   Proceeds from revolving credit facilities, net                                   (5,232)             39,450
   Principal payments on long term debt and leases                                     (23)                (34)
   Issuance of common stock                                                              -                 610
   Deferred financing costs                                                           (123)               (704)
   Financing activities of discontinued operations                                     (73)                  -
                                                                             -------------       -------------

Net cash provided by (used in) financing activities                                 (5,451)             39,322
                                                                             -------------       -------------

   Decrease in cash and cash equivalents                                                 -              (5,768)

Cash and cash equivalents at beginning of period                                         -               5,977
                                                                             -------------       -------------

Cash and cash equivalents at end of period                                   $           -       $         209
                                                                             =============       =============

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include Spinnaker Industries, Inc. and its wholly owned subsidiaries, Central Products Company, Spinnaker Electrical Tape Company ("Spinnaker Electrical"), Spinnaker Coating, Inc. ("Spinnaker Coating") and Entoleter, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

On April 12, 1999, the Company reached a definitive agreement to sell its two industrial tape units, Central Products Company and Spinnaker Electrical, which comprise its industrial tape segment, to Intertape Polymer Group, Inc. As a result, the Company's industrial tape segment is being reported as a discontinued operation in the accompanying consolidated financial statements. Accordingly, certain prior year amounts have been restated to present the industrial tape segment as discontinued.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.  ACQUISITIONS

ACQUISITION OF COATING - MAINE

Effective March 17, 1998, the Company acquired the assets of the pressure sensitive business ("Pressure Sensitive Business") of S.D. Warren ("Warren"). Warren is a large pulp and paper producer owned by an indirect wholly-owned subsidiary of SAPPI, Ltd., a public South African conglomerate. The Pressure Sensitive Business, which was renamed Spinnaker Coating - Maine, Inc. ("Coating
- Maine") effective with the acquisition, manufactures and markets label stock primarily for the EDP segment of the label stock market. Coating - Maine's EDP products are used in various labeling end uses, including form printing and product marking and identification. The purchase price under the agreement was approximately $51.8 million, plus the assumption of certain liabilities and related acquisition costs. The purchase price was funded from availability under the Company's amended $60 million revolving credit facility (the "Spinnaker Credit Facility") and the issuance of a subordinated convertible note (the "Warren Note") by the Company to Warren in the amount of $7.0 million.

The acquisition was accounted for as a purchase with the purchase price allocated to the assets acquired and the liabilities assumed as follows:

                Current assets                               $13,869
                Property, plant and equipment                 20,000
                Goodwill                                      23,061
                Current liabilities                             (262)
                Non-current liabilities                       (1,440)
                                                             -------
                                                             $55,228
                                                             =======

Goodwill arising from the Coating - Maine acquisition is amortized using the straight-line method over a period of 30 years.

ACQUISITION OF SPINNAKER ELECTRICAL

Effective July 30, 1998, the Company completed its acquisition of tesa tape, inc.'s pressure sensitive electrical tape product line and manufacturing plant ("Electrical Tape Business"). The Electrical Tape Business, renamed Spinnaker Electrical Tape Company effective with the acquisition, produces electrical tape for insulating motors, coils and transformers for major customers in Europe, Canada and the U.S. The purchase price under the agreement was approximately $10.7 million plus related acquisition costs. The purchase price was comprised of $3.7 million in shares of the Company's common stock, no par value ("Common Stock"), $4.5 million in term debt, $2.0 million in cash and a $0.5 million subordinated note issued by Spinnaker Electrical to tesa tape, inc.

The acquisition was accounted for as a purchase with the purchase price (subject to adjustment upon finalization of certain acquisition costs) allocated to the assets acquired and the liabilities assumed as follows:

                 Current assets                          $     2,100
                 Property, plant and equipment                 8,800
                 Acquisition costs                               767
                 Current liabilities                           (200)
                                                         -----------
                                                         $    11,467
                                                         ===========


ACQUISITION OF SPINNAKER COATING MINORITY INTEREST

In October 1996, the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Common Stock. As additional consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment, which is exercisable at any time during the period beginning October 1, 1998 and ending September 30, 2000.

PRO FORMA INFORMATION

The operating results of Coating - Maine are included in the consolidated statements of operations from the March 17, 1998 acquisition date. The following pro forma information, which is based on information currently available to the Company, shows the results of the Company's continuing operations presented as though the acquisition occurred at the beginning of 1998.

                                                            Three Months Ended
                                                              March 31, 1998
                                                              --------------
         Net sales                                               $42,832
         Net income (loss) from continuing operations               (338)
         Net income (loss) per common share
            from continuing operations                             (0.05)

3.  INVENTORIES

Of inventory values at March 31, 1999 and December 31, 1998 for continuing operations, approximately 97% and 96%, respectively, are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at March 31, 1999, and December 31, 1998:

                                                           1999               1998
                                                         -------            -------
                                                               (in thousands)
      Finished goods                                     $24,581            $26,633
      Work-in-process                                      4,357              3,648
      Raw materials and supplies                          12,745             12,103
                                                         -------            -------
                                                          41,683             42,384

      Less:  inventory of discontinued operations         14,539             18,167
                                                         -------            -------
                                                         $27,144            $24,217
                                                         =======            =======

4.  LONG-TERM DEBT AND WORKING CAPITAL REVOLVER

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

Following is a summary of long term debt of the Company at March 31, 1999, and December 31, 1998:

                                                                                               1999                 1998
                                                                                             --------             --------
                                                                                                   (in thousands)
         10 3/4% Senior Secured Notes, due 2006 with interest
         payable semi-annually each April 15 and October 15......................            $115,000             $115,000

         10% Subordinated Note with PIK interest and principle
         payable on August 15, 1999 and March 31, 2000...........................               7,000                7,000

         Term loan with interest at prime plus 0.50% or LIBOR
         plus 2.5%, interest only for 9 months, 7 year amortization..............               4,500                4,500

         Subordinated Note with PIK interest at Federal Funds rate,
         principal and interest due July 30, 1999................................                 500                  500

         9 1/4% mortgage note from bank, payable on demand,
         secured by certain property of Entoleter................................                 717                  729

         Capital lease obligations...............................................                  37                   48
                                                                                             --------             --------
                                                                                              127,754              127,777
         Less current maturities.................................................              (1,829)              (1,691)
                                                                                             --------             --------
                                                                                             $125,925             $126,086
                                                                                             ========             ========

The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary. In conjunction with the acquisition of Coating - Maine, the Spinnaker Credit Facility was amended to increase the aggregate facility amount from $40 million to $60 million. In conjunction with the acquisition of the Electrical Tape Business, Spinnaker Electrical entered into a separate $5 million revolving credit agreement ("Electrical Credit

Facility"). Credit availability under the Spinnaker Credit Facility and the Electrical Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month for each facility, based on an annual rate of 0.375%. All outstanding borrowings under the Spinnaker Credit Facility bear interest at the prime interest rate plus 1.75% or LIBOR plus 2.75%. All outstanding borrowings under the Electrical Credit Facility bear interest at the prime interest rate plus 0.50% or LIBOR plus 2.5%. At March 31, 1999, the combined effective interest rate for each facility's borrowings was approximately 7.7% and 7.9%, respectively. The Company carries over 98% of the outstanding Spinnaker Credit Facility borrowings in LIBOR instruments. The Company had cash advances outstanding of approximately $35.9 million and $1.6 million and available borrowings of approximately $10.9 million and $0.7 million under the Spinnaker Credit Facility and Electrical Facility, respectively, as of March 31, 1999. As there is no right of offset between the two facilities, cash collections are swept against their respective facility's outstanding balance.

In conjunction with the acquisition of Coating - Maine, the Company issued a convertible subordinated Note to Warren with an original principal amount of $7.0 million, bearing payment-in-kind ("PIK") interest at 10% per annum. The
Note is convertible for shares of Common Stock on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25 per share), subject to adjustment as set forth below. The Note's PIK feature allowed the Company to pay the first year's interest payment by issuing an additional subordinated convertible note having similar terms; in the future, interest is payable in cash provided the Company is not in default, after giving effect for the payment, of covenants under the Spinnaker Credit Facility. If the Company is prohibited from paying interest due in cash, the Company will continue to PIK the interest owed. Prepayments of the original principal amount are due in two installments: 30% on March 31, 1999 and 70% on March 31, 2000, provided the Company is not in default of covenants under the Spinnaker Credit Facility and has availability in excess of $15 million under the Spinnaker Credit Facility after giving effect for the payment. The Company was prohibited from satisfying the March 31, 1999 principal payment due to insufficient pro forma availability. The unpaid payment or portions of future payments will be deferred until the next August 15 or March 15 as the Company could make such payment, subject to the same conditions described above. Any unpaid principal outstanding after March 31, 2000 will be considered due on demand, however, the payment of such amount will still remain restricted under the conditions described above. In any event, the Note and remaining unpaid interest will mature on January 31, 2002.

In conjunction with the acquisition of the Electrical Tape Business, Spinnaker Electrical issued $4.5 million in term debt which bears interest at the lower of prime plus 0.50% or LIBOR (London Interbank Offered Rate) plus 2.50% per annum. The term debt is interest only for the first nine months, with monthly principal payments beginning in May 1999. In addition, the Company issued a twelve month subordinated seller note to tesa tape, inc. ("tesa Note") with an original principal amount of $0.5 million, bearing PIK interest at the federal funds rate. Principal and interest are payable in cash on July 30, 1999 unless Spinnaker Electrical is in default, after giving effect for the payment, of covenants under the Electrical Credit Facility. If Spinnaker Electrical is prohibited from paying accrued interest and principal in cash, the Company will make payment by issuing Common Stock.

Proceeds from the sale of Central Products Company are anticipated to satisfy transactions costs and repay certain of the working capital revolver debt. The balance of the proceeds would be available to invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Any proceeds not so invested within 270 days after the closing of the sale or not used to permanently reduce indebtedness (other than subordinated debt) shall be used to repurchase the Senior Notes on a pro rata basis as required by the Indenture.

The proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary, will repay certain term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds will be used for general purposes, which may include purchasing Senior Notes in the open market where the Senior Notes trade at a substantial discount from the principal amount.

5.  RELATED PARTY TRANSACTIONS

On January 8, 1998, Boyle Fleming & Company ("BF") was issued 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock upon the exercise of the remaining warrants at a price of $2.67 per warrant exercise. Richard J. Boyle and Ned N. Fleming, III, the Company's Chairman and Chief Executive Officer, and President and Chief Operating Officer, respectively, are shareholders, directors and officers of BF.

6.  EARNINGS PER SHARE

The following table sets forth only the computation of the basic earnings per share, as there are no dilutive securities for the three months ended March 31 (in thousands, except per share data):

                                                                                              Three Months Ended
                                                                                             1999           1998
                                                                                         -----------     -----------
         Numerator -
             Net income (loss) from continuing operations                                $    (1,248)    $      (132)
             Net income (loss) from discontinued operations,
                net of applicable income taxes                                                (1,082)           (682)
                                                                                         -----------     -----------
             Net income (loss)                                                           $    (2,330)    $      (814)
                                                                                         ===========     ===========
         Denominator - denominator for earnings per common
            share - weighted average shares                                                    7,342           7,027

         Net income (loss) per common share from continuing operations                   $     (0.17)     $    (0.02)
         Net income (loss) per common share from discontinued operations,
            net of applicable income taxes                                                     (0.15)          (0.10)
                                                                                         -----------     -----------
         Net income (loss) per common share                                              $     (0.32)     $    (0.12)
                                                                                         ===========     ===========

As of March 31, 1999 and 1998, there were 20,000 and 30,000 respectively, of directors' options to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised and 10,000 directors' options to purchase one share of Common Stock at a price of $27 per option exercised. Shares related to these options were not included in the computation of diluted earnings per share in periods which resulted in a net loss because the effect would be antidilutive.

7.  DISCONTINUED OPERATIONS

On April 12, 1999, the Company reached a definitive agreement to sell its two industrial tape units, Central Products Company and Spinnaker Electrical, which comprise its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape"), for approximately $105 million and 300,000 seven-year warrants to purchase shares of Intertape common stock at $35.00 each. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the statement of operations.

The Company has restated its prior financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment net sales were $29.5 million and $28.8 million for the three month periods ended March 31, 1999 and 1998, respectively, and $121.8 million, $119.7 million and $124.1 million for fiscal years ended December 31, 1998, 1997 and 1996, respectively.

General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Expenses allocated back to continuing operations totaled $0.4 million in the three-month periods ended March 31, 1999 and 1998.

Interest expense attributed to the Senior Notes and related deferred financing has historically been allocated based on the pro rata share of subsidiary debt obligations retired with the proceeds from the issuance of the Senior Notes, to total debt obligations retired. The Senior Note proceeds were used to extinguish certain outstanding term and revolver obligations in October 1996. Interest expenses charged to the discontinued industrial tape segment totaled $2.1 million in the three-month periods ended March 31, 1999 and 1998.

Interest expense from continuing operations is subject to certain matters associated with the use of the net proceeds from the sales of Central Products Company and Spinnaker Electrical, including retirement of senior debt or "permitted investments" as defined under the Indenture. As a result, interest expense, as presented on a historical basis, may not necessarily be indicative of interest expense of continuing operations for the year ended December 31, 1999.

The net assets of the industrial tape businesses included in the accompanying consolidated balance sheets as of March 31, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                                         March 31, 1999        December 31, 1998
                                                                         --------------        -----------------
         Accounts receivable, net                                        $      13,423           $      14,815
         Inventories, net                                                       14,539                  18,167
         Prepaids and other                                                      5,680                   5,643
                                                                         -------------           -------------
         Current assets of discontinued operations                       $      33,642           $      38,625

         Property, plant and equipment                                   $      47,679           $      48,312
         Goodwill and other assets                                              23,144                  23,339
                                                                         -------------           -------------
         Noncurrent assets of discontinued operations                    $      70,823           $      71,651

         Accounts payable                                                $      12,995           $      13,720
         Accrued liabilities                                                     3,578                   4,442
                                                                         -------------           -------------
         Current liabilities of discontinued operations                  $      16,573           $      18,162

         Noncurrent liabilities of discontinued operations               $       6,280           $       6,280

The transactions are subject to U.S. government approval, which will govern the closing dates.

8.  SEGMENT INFORMATION

The Company's continuing operations compete in two business segments, adhesive-backed label stock and industrial processing equipment. The Company's third industry segment, industrial tape, is presented as discontinued operations (see Note 7. DISCONTINUED OPERATIONS). Identifiable assets of each segment are the assets used by the segment in its continuing operations, excluding general corporate assets and intercompany balances. The assets of each segment have not materially changed since the Company's "Segment Information" in its annual report on Form 10-K for the year ended December 31, 1998. Net sales and operating profit (loss) of continuing operations, by segment, for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                                                              Three Months Ended March 31,
                                                                              1999                    1998
                                                                         -------------           -------------
               Net sales:
                  Adhesive-backed label stock                            $      38,591           $      28,873
                  Industrial processing equipment                                1,606                   1,845
                                                                         -------------           -------------
                                                                         $      40,197           $      30,718
                                                                         =============           =============

               Operating profit (loss):
                  Adhesive-backed label stock                            $         799                   1,551
                  Industrial processing equipment                                  135                     103
                  General corporate expenses                                     (720)                   (582)
                                                                         -------------           -------------

                     Operating profit                                              214                   1,072
                  Interest and other expenses                                  (2,164)                 (1,326)
                                                                         -------------           -------------
                     Loss from continuing operations
                         before income taxes                             $     (1,950)           $       (254)
                                                                         =============           =============

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET SALES

The Company's net sales for the quarter ended March 31, 1999 were $40.2 million, compared to $30.7 million in the corresponding 1998 period. The increase in net sales for 1999 is attributed to approximately $11.7 million in sales from the acquisition of Coating - Maine and sales of pressure sensitive postage, partially offset by lower unit sales of prime and variable information adhesive-backed paper label stock from 1998 levels. Unit sales of pressure sensitive postage paper stock continue to be impacted by the uneven ordering pattern of the Bureau of Printing and Engraving. Unit sales of pressure sensitive postage paper stock for the first quarter of 1999 represent increases of approximately 70% and 20% from corresponding 1998 and 1997 periods, however on an annual basis sales are still anticipated to approximate prior year volumes. The adhesive-backed paper stock industry continues to be impacted by increased domestic capacity and Asian imports.

GROSS MARGIN

Gross margin as a percentage of net sales for the quarter ended March 31, 1999 was approximately 8.1%, which net of a charge impacting comparability, resulted in 8.9% for the three months ended March 31, 1999 compared to approximately 11.6% in the corresponding 1998 period. The 1999 gross margins were lower due to competitive pricing in the adhesive-backed materials industry, the timing and new pricing of the current postage contract, and a restructuring charge for severance and termination benefits associated with the termination of 20 indirect manufacturing personnel at Spinnaker Coating. This first quarter charge totaled approximately $0.5 million, of which approximately $0.4 million was reflected in manufacturing burden and the balance in selling, general and administrative expense.

The impact of Asian imports and increased domestic market competition resulted in changes in sales mix which contributed to lower average selling prices in pressure sensitive label, leading to product substitution. The current postage contract, a five year $75 million agreement, was awarded late in the first quarter of 1998 and contained new pricing and product mix, which became effective immediately.

The Company has offset a portion of these margin pressures by continuing to lower average unit manufacturing costs through manufacturing efficiency improvements, resulting from recent capital investments, updated material procurement policies and procedures, and reductions in manufacturing and administrative personnel.

OPERATING PROFIT

Operating profit from continuing operations for the quarter ended March 31, 1999 was approximately $0.2 million, which net of a charge impacting comparability, resulted in $0.7 million for the three months ended March 31, 1999 compared to approximately $1.1 million in the corresponding 1998 period. The 1999 operating results reflect increased sales, while maintaining lower administrative costs. The Company has continued to rationalize administrative overhead and has leveraged the knowledge within and between operating units. In addition, operating results reflect approximately $0.5 million of increased depreciation and amortization expense primarily associated with the acquisition of Coating - Maine.

INTEREST EXPENSE

Interest expense from continuing operations for the quarter ended March 31, 1999 increased approximately $0.8 million compared to the corresponding period in 1998, primarily due to the financing associated with the Company's acquisition of Coating - Maine.

INCOME TAXES

The Company's first quarter 1999 income tax rate for federal and state income taxes reflects an annual effective tax rate of approximately 36% for continuing operations. The estimated annual effective tax rate varies from statutory rates due to the impact of non-deductible permanent tax differences, offset by state income taxes, on estimated annual earnings before tax.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The principal sources of liquidity for the Company and its subsidiaries (other than Spinnaker Electrical) have historically been cash flow from operations, proceeds from the 1996 issuance of the Company's Senior Notes and availability under the Spinnaker Credit Facility.

The Company's cash provided by operating activities for the three months ended March 31, 1999 was $6.8 million compared to $2.6 million in the corresponding 1998 period. The increase was largely attributed to improved cash and inventory management. These factors were the basis for the decrease in inventories and the increase in accounts payable and accrued liabilities in continuing and discontinued operations from the prior year.

The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Spinnaker Credit Facility will expire October 2001. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At March 31, 1999, the combined effective interest rate in effect was 7.7%. The funding for the Coating-Maine Acquisition was the Company's initial borrowing under the Spinnaker Credit Facility with the exception of periodic working capital borrowings by Entoleter. As of April 30, 1999, aggregate availability under the Spinnaker Credit Facility was approximately $45.3 million, of which approximately $40.3 million was outstanding. This outstanding balance includes the Company's April 15, 1999 interest payment on the Senior Notes of approximately $6.2 million.

In connection with the Coating-Maine acquisition, the Company issued the Warren Note to Warren in the original principal amount of $7.0 million.

The Warren Note bears interest at the rate of 10%, and includes a PIK feature that allows the Company to pay the first year's interest payment by issuing an additional subordinated note under similar terms as the Warren Note. The Company may also issue such a PIK note if at a future interest payment date a default or event of default exists, or would be caused by the payment of such interest in cash, under the Spinnaker Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Spinnaker Credit Facility and Senior Notes. The Warren Note matures on January 31, 2002, however, it can be prepaid earlier if certain conditions or events occur. Prepayments of principal of 30% and 70% of the original principal amount are due on March 31, 1999 and March 31, 2000, respectively, subject to there being sufficient unused availability and no existing default or event of default under the Spinnaker Credit Facility. The Company did not have sufficient unused availability under the terms of the Spinnaker Credit Facility to allow a prepayment on March 31, 1999, nor does it anticipate having sufficient availability in the near term and as a result has classified the debt as non-current in the Company's financial statements.

Proceeds from the sale of Central Products Company are anticipated to satisfy transactions costs and repay certain of the working capital revolver debt. The balance of the proceeds would be available to invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Any proceeds not so invested within 270 days after the closing of the sale or not used to permanently reduce indebtedness (other than subordinated debt) shall be used to repurchase the Senior Notes on a pro rata basis as required by the Indenture.

The proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary, will repay certain term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds will be used for general purposes, which may include purchasing Senior Notes in the open market where the Senior Notes trade at a substantial discount from the principal amount.

CAPITAL RESOURCES. The Company originally budgeted capital expenditures of approximately $4 to $4.5 million for 1999, however with the anticipated sale of the industrial tape businesses, the 1999 budgeted capital expenditures have been reduced to approximately $2 to $2.5 million with only a minor portion of such expenditures under commitment. Capital expenditures for continuing operations during the three months ended March 31, 1999 were $0.6 million. The Company anticipates that it will have sufficient cash flow from continuing operations and availability under the Spinnaker Credit Facility to fund its commitments for such capital expenditures at March 31, 1999, as well as the additional capital expenditures budgeted for 1999.

OTHER

In April 1999, Spinnaker (parent) entered into a contract for the sale of its Denver, Colorado, warehouse facility for approximately $2.5 million. The warehouse is currently leased from Spinnaker and utilized by the industrial tape business of Central Products Company. The Company's warehouse consolidation efforts, inventory reduction program, and improved manufacturing processes provided the Company with an opportunity to reduce its warehouse footage and liquefy its investment in the facility. Under the terms of the Spinnaker Credit Facility, the net proceeds from the asset sale will temporarily reduce the Spinnaker Credit Facility and are available under the Spinnaker Credit Facility to fund anticipated capital expenditures. The transaction is anticipated to close on or near May 21, 1999.

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

The Company's external agent assurance initiative is approximately 80% complete. Within each of the principal continuing business segments, there is a concentration of critical suppliers. Identifying, querying and processing responses from critical groups has been the main thrust of the Company's assurance initiative. However, responses received from mailings to substantially all vendors, suppliers and subcontractors that do not share information systems with the Company are being processed and additional inquiries are being made as necessary. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of continuing operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely manner could materially impact the Company.

The Company's assessment initiative is approximately 90% complete. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. The Company expects the assessment phase to be complete in June of 1999. Beginning in 1994, with the replacement of manufacturing and accounting systems at Spinnaker Coating, the Company has obtained replacements in the ordinary course of improving manufacturing and reporting performance that are Year 2000 compliant. The Company's testing and remediation initiatives are approximately 80% complete and are expected to be 100% complete in September of 1999. The remaining 20% relates primarily to the completion of system conversions. No capital projects have been deferred or delayed due to Year 2000 efforts.

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

FORWARD LOOKING INFORMATION

This Form 10-Q contains certain forward looking information and other information, including without limitation, certain of the statements in "Management's Discussion and Analysis of Financial Condition and Results of Operation," matters relating to a strategic alternatives and "Year 2000". It should be recognized that such information represents estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Company's internal performance assumptions regarding expected operating performance and the expected performance of the economy as it impacts Company's businesses. As a result, such information is subject to various uncertainties, inaccuracies and risks.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS

(A)      EXHIBITS

99.1     Eighth Amendment to Credit Agreement dated and effective as of October
         23, 1996, among Central Products Company, Spinnaker Coating, Inc.,
         Spinnaker Coating - Maine, Inc., Entoleter, Inc., the Registrant, as guarantor, each of the financial institutions party thereto from time to time, BT Commercial Corporation, as agent, Transamerica Business
         Credit Corporation, as collateral agent, and Bankers Trust Company as issuing bank (the "Spinnaker Credit Agreement"), made as of December
         31, 1998. (1)

99.2     First Amendment to Credit Agreement dated and effective as of July 30,
         1998, among Spinnaker Electrical Tape Company, as borrower, each of the financial institutions party thereto from time to time, and Transamerica Business Credit Corporation as agent (the "Electrical
         Credit Agreement"), made as of March 31, 1999 (1).

27.      Financial Data Schedule (1)

---------------
(1)      Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SPINNAKER INDUSTRIES, INC.
                                  -----------------------------------------
                                  (Registrant)




                                  /s/ Craig J. Jennings
                                  -----------------------------------------
                                  Vice President, Finance and Treasurer


Date:    May 14, 1999

                             EXHIBIT INDEX

Exhibit Page No.                                                  Sequential
----------------                                                  ----------
10.1              Eighth Amendment

10.2              First Amendment

27.               Financial Data Schedule