Form 10-Q
period 1999-06-30
SPINNAKER INDUSTRIES INC
filed 1999-08-16
CIK 314865

                                       FORM 10Q
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1999
                              --------------------------------------------------

Commission file number                           2-66564
                      ----------------------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------------

                              SPINNAKER INDUSTRIES, INC.
--------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

           Delaware                                         06-0544125
-------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1700 Pacific Avenue, Suite 1600, Dallas, TX                    75201
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                    (214) 855-0322
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                         N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X    No
                                      ---      ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value                   3,775,680 shares
-----------------------------------          ----------------------------------
Class                                        Outstanding at June 30, 1999

Class A Common Stock, No Par Value           3,566,067 shares
-----------------------------------          ----------------------------------
Claass                                       Outstanding at June 30, 1999

SPINNAKER INDUSTRIES, INC.

INDEX
--------------------------------------------------------------------------------



                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
             June 30, 1999 and December 31, 1998                           3

          Condensed Consolidated Statements of Operations
             for the Three Month and Six Month periods
             ended June 30, 1999 and 1998                                  4

          Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1999 and 1998               5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          13

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders             19

Item 6.   Exhibits                                                        19

PART 1. - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      June 30, 1999      December 31, 1998
                                                                    -----------------    -----------------
                                                                       (Unaudited)             (Note)
                                                                               ($ in thousands)
ASSETS
Current assets:
         Accounts receivable, net                                      $  19,428             $  21,439
         Inventories, net                                                 26,197                24,217
         Prepaid expenses and other                                        2,016                 2,205
         Net current assets of discontinued operations                    31,986                38,625
                                                                       ---------             ---------
Total current                                                             79,627                86,486

Property plant and equipment:
         Land                                                                573                   573
         Buildings and improvements                                        7,994                 9,746
         Machinery and equipment                                          43,973                42,497
         Accumulated depreciation                                        (13,009)              (11,298)
                                                                       ---------             ---------
                                                                          39,531                41,518

Goodwill, net                                                             22,472                21,075
Other assets                                                               5,807                 7,201
Net non-current assets of discontinued operations                         69,491                71,651
                                                                       ---------             ---------

TOTAL ASSETS                                                           $ 216,928             $ 227,931
                                                                       ---------             ---------
                                                                       ---------             ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                              $  17,016             $  16,782
         Accrued liabilities                                               2,597                 3,106
         Current portion of long term debt                                 1,862                 1,691
         Working capital revolver                                         38,332                42,731
         Other current liabilities                                         2,575                 2,575
         Net current liabilities of discontinued operations               15,338                18,162
                                                                       ---------             ---------
Total current liabilities                                                 77,720                85,047

Long term debt, less current portion                                     125,762               126,086
Deferred income taxes                                                        632                   632
Pension liabilities                                                        1,702                 1,540
Net non-current liabilities of discontinued operations                     6,280                 6,280

Stockholders' equity:
         Common stock                                                      3,124                 3,124
         Additional paid in capital                                       15,867                15,867
         Retained earnings (deficit)                                     (14,047)              (10,533)
         Less: treasury stock                                               (112)                 (112)
                                                                       ---------             ---------
Total stockholders' equity                                                 4,832                 8,346
                                                                       ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 216,928             $ 227,931
                                                                       ---------             ---------
                                                                       ---------             ---------


NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements, which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS - UNAUDITED




($ in thousands, except per share data)                                            Three Months Ended       Six Months Ended
                                                                                          June 30,               June 30,
                                                                                  --------------------    --------------------
                                                                                    1999        1998        1999        1998
                                                                                  --------    --------    --------    --------
Net sales                                                                         $ 39,543    $ 42,792    $ 79,740    $ 73,510

Cost of sales                                                                       36,076      37,908      73,031      65,071
                                                                                  --------    --------    --------    --------

   Gross margin                                                                      3,467       4,884       6,709       8,439

Selling, general and administrative expense                                          2,948       2,925       5,976       5,408
                                                                                  --------    --------    --------    --------

   Operating profit from continuing operations                                         519       1,959         733       3,031

Interest expense                                                                     2,226       2,243       4,383       3,592

Other income (expense) - net                                                           857          (7)        850          16
                                                                                  --------    --------    --------    --------

   Loss from continuing operations before income taxes                                (850)       (291)     (2,800)       (545)

Income tax benefit (provision)                                                          22          (4)        724         118
                                                                                  --------    --------    --------    --------

   Net loss from continuing operations                                                (828)       (295)     (2,076)       (427)

Discontinued operations (Note 1):
   Loss from discontinued operations from industrial
      tape segment (net of applicable income tax provision)                           (356)       (964)     (1,438)     (1,646)
                                                                                  --------    --------    --------    --------

   Net loss                                                                       $ (1,184)   $ (1,259)   $ (3,514)   $ (2,073)
                                                                                  --------    --------    --------    --------
                                                                                  --------    --------    --------    --------

Earnings per common share:
   Net loss per common share from continuing operations                           $  (0.11)   $  (0.04)   $  (0.28)   $  (0.06)
   Net loss per common share from discontinued operations                            (0.05)      (0.14)      (0.20)      (0.23)
                                                                                  --------    --------    --------    --------
   Net loss per common share                                                      $  (0.16)   $  (0.18)   $  (0.48)   $  (0.29)
                                                                                  --------    --------    --------    --------
                                                                                  --------    --------    --------    --------
Earnings per common share:
   Net loss per common share from continuing
      operations - assuming dilution                                              $  (0.11)   $  (0.04)   $  (0.28)   $  (0.06)
   Net loss per common share from discontinued
      operations - assuming dilution                                                 (0.05)      (0.14)      (0.20)      (0.23)
                                                                                  --------    --------    --------    --------
   Net loss per common share - assuming dilution                                  $  (0.16)   $  (0.18)   $  (0.48)   $  (0.29)
                                                                                  --------    --------    --------    --------
                                                                                  --------    --------    --------    --------



See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                        ---------------------------
($ in thousands)                                                                           1999              1998
                                                                                        ---------         ---------
Operating activities:
Net loss                                                                                $ (3,514)         $ (2,073)
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                                                           1,965             1,579
    Amortization of goodwill and deferred financing costs                                    809               557
    Net gain on sale of warehouse facility                                                   854                --
    Changes in operating assets and liabilities
       Accounts receivable                                                                 2,011            (3,814)
       Inventories                                                                        (1,980)             (422)
       Prepaid expenses and other assets                                                    (456)               21
       Accounts payable, accrued liabilities, and
         other current liabilities                                                          (113)            6,810
       Discontinued operations - non-cash charges and
         working capital changes                                                           7,070             3,459
                                                                                        ---------         ---------

Net cash provided by operating activities                                                  4,938             6,117
                                                                                        ---------         ---------

Investing activities:
    Acquisition of Spinnaker Coating - Maine                                                  --           (44,770)
    Purchase of property, plant and equipment                                             (1,481)           (1,445)
    Proceeds from sale of warehouse facility                                               2,377                --
    Investing activities of discontinued operations                                       (1,022)           (2,920)
    Other                                                                                    (42)           (2,007)
                                                                                        ---------         ---------

Net cash used in investing activities                                                       (168)          (51,142)
                                                                                        ---------         ---------
Financing activities:
    Proceeds from revolving credit facilities, net                                        (4,399)           39,298
    Principal payments on long term debt and leases                                         (153)              (67)
    Issuance of common stock                                                                  --               610
    Deferred financing costs                                                                (145)             (793)
    Financing activities of discontinued operations                                          (73)               --
                                                                                        ---------         ---------

Net cash provided by (used in) financing activities                                       (4,770)           39,048
                                                                                        ---------         ---------

    Decrease in cash and cash equivalents                                                     --            (5,977)

Cash and cash equivalents at beginning of period                                              --             5,977
                                                                                        ---------         ---------

Cash and cash equivalents at end of period                                              $     --          $     --
                                                                                        ---------         ---------


See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include Spinnaker Industries, Inc. and its wholly owned subsidiaries, Central Products Company ("CPC"), Spinnaker Electrical Tape Company ("Spinnaker Electrical"), Spinnaker Coating, Inc. ("Spinnaker Coating") and Entoleter, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

On April 9, 1999, the Company entered into a definitive agreement to sell its two industrial tape units, CPC and Spinnaker Electrical, which together comprise its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape") ("Industrial Tape Sale"). As a result, the Company's industrial tape segment is being reported as a discontinued operation in the accompanying consolidated financial statements. Accordingly, certain prior year amounts have been restated to present the industrial tape segment as discontinued.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.      ACQUISITIONS

ACQUISITION OF COATING - MAINE

Effective March 17, 1998, the Company acquired the assets of the pressure sensitive business ("Pressure Sensitive Business") of S.D. Warren ("Warren"). Warren is a large pulp and paper producer owned by an indirect wholly-owned subsidiary of SAPPI, Ltd., a public South African conglomerate. The
Pressure Sensitive Business, which was renamed Spinnaker Coating - Maine, Inc. ("Coating - Maine") effective with the acquisition, manufactures and markets label stock primarily for the Electronic Data Processing ("EDP") segment of the label stock market. Coating - Maine's EDP products are used in various labeling end uses, including form printing and product marking and identification. The purchase price under the agreement was approximately $51.8 million, plus the assumption of certain liabilities and related acquisition costs. The purchase price was funded from availability under the Company's amended $60 million revolving credit facility (the "Spinnaker Credit Facility") and the issuance of a subordinated convertible note (the "Warren Note") by the Company to Warren in the amount of $7.0 million.

The acquisition was accounted for as a purchase with the purchase price allocated to the assets acquired and the liabilities assumed as follows:

                Current assets                          $  13,869
                Property, plant and equipment              20,000
                Goodwill                                   23,061
                Current liabilities                          (262)
                Non-current liabilities                    (1,440)
                                                       ----------
                                                        $  55,228
                                                       ----------
                                                       ----------

Goodwill arising from the Coating - Maine acquisition is amortized using the straight-line method over a period of 30 years.

ACQUISITION OF SPINNAKER ELECTRICAL

Effective July 30, 1998, the Company completed its acquisition of tesa tape, inc.'s pressure sensitive electrical tape product line and manufacturing plant ("Electrical Tape Business"). The assets of the Electrical Tape Business, organized as Spinnaker Electrical Tape Company effective with the acquisition, produces electrical tape for insulating motors, coils and transformers for major customers in Europe, Canada and the U.S. The purchase price under the agreement was approximately $10.7 million plus related acquisition costs of approximately $0.8 million. The purchase price was comprised of $3.7 million in shares of the Company's common stock, no par value ("Common Stock"), $4.5 million in term debt, $2.0 million in cash and a $0.5 million subordinated note issued by Spinnaker Electrical to tesa tape, inc.

The acquisition was accounted for as a purchase with the purchase price allocated to the assets acquired and the liabilities assumed as follows:

                        Current assets                  $  2,100
                        Property, plant and equipment      8,800
                        Current liabilities                 (200)
                                                        --------
                                                        $ 10,700
                                                        --------
                                                        --------

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

                                                                     Six Months Ended
                                                                      June 30, 1998
                                                                      -------------
                Net sales                                                 $  85,624
                Net income (loss) from continuing operations                   (633)
                Net income (loss) per common share
                    from continuing operations                                (0.12)
                Net income (loss) per common share - assuming dilution
                    from continuing operations                                (0.09)

3.  INVENTORIES

Of inventory values at June 30, 1999 and December 31, 1998 for continuing operations, approximately 96% are valued using a specific identification method with the remaining inventories are valued using the first-in, first-out method (FIFO). Inventories consist of the following at June 30, 1999, and December 31, 1998:


                                                 1999                1998
                                              ----------          ----------
                                                      (in thousands)
Finished goods                                $   22,708          $   26,633
Work-in-process                                    3,057               3,648
Raw materials and supplies                        12,787              12,103
                                              ----------          ----------
                                                  38,552              42,384

Less: inventory of discontinued operations        12,355              18,167
                                              ----------          ----------
                                              $   26,197          $   24,217
                                              ----------          ----------
                                              ----------          ----------

4.  LONG-TERM DEBT AND WORKING CAPITAL REVOLVER

On October 23, 1996, the Company issued $115,000,000 aggregate principal amount of 10 3/4% Senior Secured Notes (the "Senior Notes") due 2006. The Senior Notes are redeemable, in whole or in part, at the option of the Company on or after October 15, 2001, at the redemption prices beginning at 105.375% of the principal amount declining to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. Spinnaker Coating, CPC and Entoleter ("Guarantors") unconditionally guarantee the Senior Notes, jointly and severally. Spinnaker Electrical, an unrestricted subsidiary, is not a guarantor of the Senior Notes.

Following is a summary of long term debt of the Company at June 30, 1999, and December 31, 1998:


                                                                           1999            1998
                                                                        ----------     ----------
                                                                             (in thousands)
     10 3/4% Senior Secured Notes, due 2006 with interest
     payable semi-annually each April 15 and October 15...........        $115,000       $115,000

     10% Subordinated Note with PIK interest and principle
     payable on August 15, 1999 and March 31, 2000................           7,000          7,000

     Term loan with interest at prime plus 0.50% or LIBOR
     plus 2.5%, interest only for 9 months, 7 year amortization...           4,393          4,500

     Subordinated Note with PIK interest at Federal Funds rate,
     principal and interest due July 30, 1999.....................             500            500

     9 1/4% mortgage note from bank, payable on demand,
     secured by certain property of Entoleter.....................             705            729

     Capital lease obligations....................................              26             48
                                                                        ----------     ----------
                                                                           127,624        127,777
     Less current maturities......................................          (1,862)        (1,691)
                                                                        ----------     ----------
                                                                          $125,762       $126,086
                                                                        ----------     ----------
                                                                        ----------     ----------

The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary. In conjunction with the acquisition of Coating-Maine, the Spinnaker Credit Facility was amended to increase the aggregate facility amount from $40 million to $60 million. In conjunction with the with the acquisition of the Electrical Tape Business, Spinnaker Electrical entered into a separate $5 million revolving credit agreement ("Electrical Credit Facility"). Credit availability under the Spinnaker Credit Facility and the Electrical Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month for each facility, based on annual rate of 0.375%.
All outstanding borrowings under the Spinnaker Credit Facility bear interest at the prime interest rate plus 1.75% or LIBOR plus 2.75%. All outstanding borrowings under the Electrical Credit Facility bear interest at the prime interest rate plus 0.50% or LIBOR plus 2.5%. At June 30, 1999, the combined effective interest rate for each facility's borrowings was approximately 7.76% and 8.25% respectively. The Company carries over 98% of the outstanding Spinnaker Credit Facility borrowings in LIBOR instruments. The Company had cash advances outstanding of approximately $36.3 million and $2.0 million and available borrowings of approximately $6.4 million and $0.1 million under the Spinnaker Credit Facility and Electrical Facility, respectively, as of June 30, 1999. As there is no right of offset between the two facilities, cash collections are swept against their respective facility's outstanding balance.

In conjunction with the acquisition of Coating -- Maine, the Company issued a convertible subordinated Note to Warren with an original principal amount of $7.0 million, bearing payment-in-kind ("PIK") interest at 10% per annum.
The Note is convertible for shares of Common Stock on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25 per share), subject to adjustment as set forth below. The Note's PIK feature allowed the Company to pay the first year's interest payment by issuing an additional subordinated convertible note having similar terms; in the future, interest is payable in cash provided the Company is not in default, after giving effect for the payment, of covenants under the Spinnaker Credit Facility. If the Company is prohibited from paying interest due in cash, the Company will continue to PIK the interest owed. Prepayments of the original principal amount are due in two installments: 30% on March 31, 1999 and 70% on March 31, 2000, provided the Company is not in default of covenants under the Spinnaker Credit Facility and has availability in excess of $15 million under the Spinnaker Credit Facility after giving effect for the payment. The Company was prohibited from satisfying the March 31, 1999 principal payment due to insufficient pro forma availability. The unpaid payment or portions of future payments will be deferred until the next August 15 or March 15 as the Company could make such payment, subject to the same conditions described above. Any unpaid principal outstanding after March 31, 2000 will be considered due on demand, however, the payment of such amount will still remain restricted under the conditions described above. In any event, the Note and remaining unpaid interest will mature on January 31, 2002.

In conjunction with the acquisition of the Electrical Tape Business, Spinnaker Electrical issued $4.5 million in term debt which bears interest at the lower of prime plus 0.50% or LIBOR (London Interbank Offered Rate) plus 2.50% per annum. The term debt is interest only for the first nine months, with monthly principal payments beginning in May 1999. In addition, the Company issued a twelve month subordinated seller note to tesa tape, inc. ("tesa Note") with an original principal amount of $0.5 million, bearing PIK interest at the federal funds rate. Principal and interest were payable in cash on July 30, 1999 unless Spinnaker Electrical is in default, after giving effect for the payment, of covenants under the Electrical Credit Facility.
If Spinnaker Electrical is prohibited from paying accrued interest and principal in cash, the Company will make payment by issuing Common Stock.

The Company completed the sales of its two industrial tape units, Spinnaker Electrical and Central Products Company, which comprise its industrial tape segment ("Industrial Tape Business") on July 30, 1999 and August 10, 1999, respectively.

Proceeds from the sale of Central Products Company satisfied transaction costs and repaid approximately $18.2 million of the working capital revolver debt. The balance of the proceeds are available to invest in any business.

capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Any proceeds not so invested within 270 days after the closing of the sale or not used to permanently reduce indebtedness (other than subordinated debt) shall be used to repurchase the Senior Notes on a pro rata basis as required by the Indenture.

In conjunction with the disposition of Central Products Company, the Spinnaker Credit Facility was refinanced and the aggregate facility was decreased from $60 million to $40 million ("Refinanced Credit Facility"). Under the Refinanced Credit Facility, outstanding borrowings bear interest at the prime rate plus 1.00% or LIBOR plus 2.50%. The Company historically carries over 95% of its outstanding borrowings in LIBOR instruments and anticipates this practice to continue.

The proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary, repaid approximately $6.9 million of term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds are available for general purposes, which may include purchasing Senior Notes in the open market. Other options include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase shares of Spinnaker Common Stock.

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

6.  EARNINGS PER SHARE

The following table sets forth only the computation of the basic earnings per share, as there are no dilutive securities for the three month and six month periods ended June 30 (in thousands, except per share data):

                                                                  Three Months Ended        Six Months Ended
                                                                   1999        1998         1999         1998
                                                                 --------    --------     --------     --------
Numerator-
    Net income (loss) from continuing operations                 $  (828)    $  (295)     $(2,076)     $  (427)
    Net income (loss) from discontinued operations,
      net of applicable income taxes                                (356)       (964)      (1,438)      (1,646)
                                                                 --------    --------     --------     --------
    Net income (loss)                                            $(1,184)    $(1,259)     $(3,514)     $(2,073)

Denominator-denominator for earnings per common
share - weighted average shares                                    7,342       7,141        7,342        7,076

Net income (loss) per common share from continuing
  operations                                                     $(0.11)     $(0.04)      $(0.28)      $(0.06)
Net income (loss) per common share from discontinued
  operations, net of applicable income taxes                      (0.05)      (0.14)       (0.20)       (0.23)
                                                                 --------    --------     --------     --------
Net income (loss) per common share                               $(0.16)     $(0.18)      $(0.48)      $(0.29)
                                                                 --------    --------     --------     --------
                                                                 --------    --------     --------     --------

As of June 30, 1999 and 1998, there were 20,000 and 30,000 respectively, of directors' options to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised and 10,000 directors' options to purchase one share of Common Stock at a price of $27 per option exercised. Shares related to these options were not included in the computation of diluted earnings per share in periods which resulted in a net loss because the effect would be antidilutive.

7.  DISCONTINUED OPERATIONS

On April 9, 1999, the Company entered into a definitive agreement to sell its Industrial Tape Business to Intertape, for approximately $105 million and five-year warrants to purchase 300,000 shares of Intertape common stock at an exercise price of $29.50 per share. Accordingly, operating results of the industrial tape segments have been segregated from continuing operations and reported as a separate line item on the statement of operations.

The Company has restated its prior financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment net sales were $29.3 million and $29.0 million for the three month periods ended June 30, 1999 and 1998, respectively, $58.8 ad $57.9 for the six month periods ended June 30, 1999, respectively, and $121.8 million, $119.7 million and $124.1 million for fiscal years ended December 31, 1998, 1997 and 1996, respectively.

General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Expenses allocated back to continuing operations totaled $0.4 million and $0.8 million in the three and six month periods ended June 30, 1999 and 1998.

Interest expense attributed to the Senior Notes and related deferred financing has historically been allocated based on the pro rata share of subsidiary debt obligations retired with the proceeds from the issuance of the Senior Notes, to total debt obligations retired. The Senior Note proceeds were used to extinguish certain outstanding term and revolver obligations in October 1996. Interest expenses charged to the discontinued industrial tape segment totaled $2.1 million and $4.2 million in the three and six month periods ended June 20, 1999 and 1998.

Interest expense from continuing operations is subject to certain matters associated with the use of the net proceeds from the sales of CPC and Spinnaker Electrical, including retirement of senior debt or "permitted investments" as defined under the Indenture. As a result, interest expense, as presented on a historical basis, may or may not necessarily be indicative of interest expense of continuing operations for the year ended December 31, 1999.

The net assets of the industrial tape businesses included in the accompanying consolidated balance sheets as of June 30, 1999 and December 31, 1998 consisted of the following (in thousands):


                                                                    June 30, 1999       December 31, 1998
                                                                    -------------       -----------------

         Accounts receivable, net                                     $  13,329            $  14,815
         Inventories, net                                                12,355               18,167
         Prepaids and other                                               6,302                5,643
                                                                      ---------            ---------
         Current assets of discontinued operations                    $  31,986            $  38,625

         Property, plant and equipment                                $  46,382            $  48,312
         Goodwill and other assets                                       23,109               23,339
                                                                      ---------            ---------
         Noncurrent assets of discontinued operations                 $  64,491            $  71,651

         Accounts payable                                             $  12,063            $  13,720
         Accrued liabilities                                              3,275                4,442
                                                                      ---------            ---------
         Current liabilities of discontinued operations               $  15,338            $  18,162

         Noncurrent liabilities of discontinued operations            $   6,280            $   6,280


8.       SEGMENT INFORMATION

The Company's continuing operations compete in two business segments, adhesive-backed label stock and industrial processing equipment. The Company's third industry segment, industrial tape, is presented as discontinued operations (see Note 7. DISCONTINUED OPERATIONS). Identifiable assets of each segment are the assets used by the segment in its continuing operations, excluding general corporate assets and intercompany balances. The assets of each segment have not materially changed since the Company's "Segment Information" in its annual report on Form 10-K for the year ended December 31, 1998. Net sales and operating profit (loss) of continuing operations, by segment, for the three and six month periods ended June 30, 1999 and 1998 follows:


                                                         Three Months Ended June 30,           Six Months Ended June 30,
                                                             1999             1998              1999              1998
                                                          --------          --------          --------          --------

Net sales:
         Adhesive-backed label stock                      $ 38,065          $ 40,500          $ 76,656          $ 69,373
         Industrial processing equipment                     1,478             2,292             3,084             4,137
                                                          --------          --------          --------          --------
                                                          $ 39,543          $ 42,792          $ 79,740          $ 73,510
                                                          --------          --------          --------          --------
                                                          --------          --------          --------          --------

Operating profit (loss):
         Adhesive-backed label stock                      $  1,294          $  2,510          $  2,093          $  4,061
         Industrial processing equipment                       (69)              158                66               261
         General corporate expenses                           (706)             (709)           (1,426)           (1,291)
                                                          --------          --------          --------          --------
                  Operating profit from
                           continuing operations               519             1,959               733             3,031
         Interest and other expenses                        (1,369)           (2,250)           (3,533)           (3,576)
                                                          --------          --------          --------          --------
                  Loss from continuing operations
                           before income taxes            $   (850)         $   (291)         $ (2,800)         $   (545)
                                                          --------          --------          --------          --------
                                                          --------          --------          --------          --------


ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET SALES

The Company's net sales for the quarter ended June 30, 1999 were $39.5 million, compared to $42.8 million in the corresponding 1998 period. The decrease in net sales for 1999 is attributed to a product technology transition in pressure sensitive label stock and lower sales at Entoleter, partially offset by higher sales of pressure sensitive postage. The market's rapid transition from EDP to thermal transfer paper stock technologies has exceeded management's expectations and as a result caused the Company to experience lower volumes and average selling prices at Coating-Maine, as the market balances quality and performance against lower priced solutions. Entoleter's sales have been slowed by a labor dispute which began May 3, 1999 over a new labor agreement. A new contract was ratified by the union on August 11, 1999. Unit sales of pressure sensitive postage paper stock continue to be impacted by the uneven ordering pattern of the Bureau of Printing and Engraving. Unit sales of pressure sensitive postage paper stock for the second quarter of 1999 represent an increase of approximately 50% from corresponding 1998 period, however on an annual basis is still anticipated to approximate prior year volumes.

GROSS MARGIN

Gross margin as a percentage of net sales for the quarter ended June 30, 1999 was approximately 8.8%, compared to approximately 11.4% in the corresponding 1998 period. The 1999 gross margins were lower due to competitive pricing in the adhesive-backed materials industry and unabsorbed overhead costs at Entoleter attributed to the labor dispute.

The impact of Asian imports, increased domestic market competition and a product technology transition to thermal transfer from EDP resulted in changes in sales mix which contributed to lower average selling prices in pressure sensitive labels, leading to product substitution.

The Company has offset a portion of these margin pressures by continuing to lower average unit manufacturing costs through manufacturing efficiency improvements, resulting from recent capital investments, updated material procurement policies and procedures, and reductions in manufacturing and administrative personnel.

OPERATING PROFIT FROM CONTINUING OPERATIONS

Operating profit from continuing operations for the quarter ended June 30, 1999 was approximately $0.5 million, compared to approximately $2.0 million in the corresponding 1998 period. The 1999 operating results reflect lower sales and margins, while maintaining stable administrative costs and a $0.8 million gain on the sale of a warehouse facility. The Company has continued to rationalize administrative overhead and has leveraged the knowledge within and between operating units. The Company's warehouse consolidation efforts, inventory reduction program, and improved manufacturing processes provided the Company with an opportunity to reduce its warehouse footage and liquefy its investment in the facility.

In the Company's latest month of the quarter, operating results achieved stronger sales and margins levels than earlier in the period, as the Company's efforts to identify and implement cost reduction programs continue to be successful.

INTEREST EXPENSE

Interest expense from continuing operations for the quarter ended June 30, 1999 was approximately $2.2 million which approximated the 1998 amount. Interest expense is attributed to the Company's 10-3/4% Senior Notes and borrowings associated with the Company's acquisition of Coating-Maine.

INCOME TAXES

The Company's second quarter 1999 income tax rate for federal and state income taxes reflects an annual effective tax rate of approximately 26% for continuing operations. The estimated annual effective tax rate varies from statutory rates due to the impact of non-deductible permanent tax differences on estimated annual earnings before tax.

The Company has net operating loss carry-forwards of approximately $25 million available to offset future taxable income. The pre-tax gain from the Industrial Tape Sale is estimated to be over $20 million. The gain on the disposition will be reported in the Company's third quarter of operations.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

NET SALES

The Company's net sales for the six months ended June 30, 1999 were $79.7 million, compared to $73.5 million in the corresponding 1998 period. The increase in net sales for 1999 is attributed to approximately $11.7 million in sales from the acquisition of Coating-Maine and sales of pressure sensitive postage, partially offset by lower unit sales of prime and variable information adhesive-backed paper label stock from 1998 levels and the impact of a labor dispute at Entoleter. Unit sales of pressure sensitive postage paper stock continue to be impacted by the uneven ordering pattern of the Bureau of Printing and Engraving. Unit sales of pressure sensitive postage paper stock for the first six months of 1999 represent an increase of approximately 59% from the corresponding 1998 period, however on an annual basis is still anticipated to approximate prior year volumes. The adhesive-backed paper stock industry continues to be impacted by increased domestic capacity and Asian imports.

GROSS MARGIN

Gross margin as a percentage of net sales for the first six months ended June 30, 1999 was approximately 8.4%, which net of a charge impacting comparability, resulted in 8.9% for the six months ended June 30, 1999 compared to approximately 11.5% in the corresponding 1998 period. The 1999 gross margins were lower due to competitive pricing in the adhesive-backed materials industry, the timing and new pricing of the current postage contract, unabsorbed overhead costs at Entoleter attributed to the labor dispute and a restructuring charge for severance and termination benefits associated with the termination of 20 indirect manufacturing personnel at Spinnaker Coating. The first quarter charge totaled approximately $0.5 million, of which approximately $0.4 million was reflected in manufacturing burden and the balance in selling, general and administrative expense.

The impact of Asian imports, increased domestic market competition, and a product technology transition resulted in changed in sales mix which contributed to lower average selling prices in pressure sensitive label, leading to product substitution. The current postage contract, a five year $75 million agreement, was awarded late in the first quarter of 1998 and contained new pricing and product mix, which became effective immediately.

The Company has offset a portion of these margin pressures by continuing to lower average unit manufacturing costs through manufacturing efficiency improvements, resulting from recent capital investments, updated material procurement policies and procedures, and reductions in manufacturing and administrative personnel.

OPERATING PROFIT FROM CONTINUING OPERATIONS

Operating profit from continuing operations for the six months ended June 30, 1999 was approximately $0.7 million, which net of a charge impacting comparability, resulted in $1.2 million for the six months ended June 30, 1999 compared to approximately $3.0 million in the corresponding 1998 period. The 1999 operating results reflect lower sales and margins, while maintaining stable administrative costs. The Company has continued to rationalize administrative overhead and has leveraged the knowledge within and between operating units. In addition, operating results reflect approximately $0.5 million of increased depreciation and amortization expense primarily associated with the acquisition of Coating-Maine.

INTEREST EXPENSE

Interest expense from continuing operations for the six months ended June 30, 1999 increased approximately $0.8 million compared to the corresponding period in 1998, primarily due to the financing associated with the Company's acquisition of Coating-Maine.

INCOME TAXES

The Company's estimated annual effective income tax rate for federal and state income taxes is approximately 26% for continuing operations compared to 22% in 1998. The estimated annual effective tax rate varies from statutory rates due to the impact of non-deductible permanent tax differences on estimated annual earnings before tax.

The Company has net operating loss carry-forwards of approximately $25 million available to offset future taxable income. The pre-tax gain from the Industrial Tape Sale is estimated to be over $20 million. The gain on the disposition will be reported in the Company's third quarter of operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The principal sources of liquidity for the Company and its subsidiaries (other than Spinnaker Electrical) have historically been cash flow from operations, proceeds from the 1996 issuance of the Company's Senior Notes and availability under the Spinnaker Credit Facility.

The Company's cash provided by operating activities for the six months ended June 30, 1999 was $4.9 million compared to $6.1 million in the corresponding 1998 period. The change is attributed to the 1998 results reflecting the exclusion of substantially all trade payables in the Coating-Maine acquisition.

The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At June 30, 1999, the combined effective interest rate in effect was 7.76%. The funding for the Coating-Maine Acquisition was the Company's initial borrowing under the Spinnaker Credit Facility with the exception of periodic working capital borrowings by Entoleter.

Proceeds from the sale of CPC were used to satisfy transaction costs and repay approximately $18.2 million of the working capital revolver debt. The balance of proceeds from the sale of CPC, approximately $60 million, are available to invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Any proceeds not so invested within 270 days after the closing of the Industrial Tape Sale or not used to permanently reduce or prepay indebtedness (other than subordinated debt) shall be used to repurchase the Senior Notes on a pro rata basis as required by the Indenture.

Net proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary, of approximately $16 million, are available for general purposes, which may include purchasing the Senior Notes in the open market. Other alternatives include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase of Spinnaker common stock.

In conjunction with the disposition of Central Products Company, the Spinnaker Credit Facility was refinanced and the aggregate facility was decreased from $60 million to $40 million. The Refinanced Credit Facility will expire December 31, 2001. As of August 10, 1999, aggregate availability under the Refinanced Credit Facility was approximately $30.9 million, of which approximately $17.2 million was outstanding.

In connection with the Coating-Maine acquisition, the Company issued the Warren Note to Warren in the original principal amount of $7.0 million.

The Warren Note bears interest at the rate of 10%, and includes a PIK feature that allows the Company to pay the first year's interest payment by issuing an additional subordinated note under similar terms as the Warren Note. The Company may also issue such a PIK note if at a future interest payment date a default or event of default exists, or would be caused by the payment of such interest in cash, under the Spinnaker Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Spinnaker Credit Facility and Senior Notes. The Warren Note matures on January 31, 2002, however, it can be prepaid earlier if certain conditions or events occur. Prepayments of principal of 30% and 70% of the original principal amount are due on March 31, 1999 and March 31, 2000, respectively, subject to their being sufficient unused availability and no existing default or event of default under the Spinnaker Credit Facility. The Company did not have sufficient unused availability under the terms of the Spinnaker Credit Facility to allow a prepayment on March 31, 1999, nor does it anticipate having sufficient availability in the near term and as a result has classified the debt as non-current in the Company's financial statements.

CAPITAL RESOURCES. The Company originally budgeted capital expenditures of approximately $4 to $4.5 million for 1999, however with the anticipated sale of the industrial tape businesses, the 1999 budgeted capital expenditures have been reduced to approximately $2 to $2.5 million with only a minor portion of such expenditures under commitment. Capital expenditures for continuing operations during the six months ended June 30, 1999, were $1.5 million. The Company anticipates that it will have sufficient cash flow from continuing operations and availability under the Refinanced Credit Facility to fund its commitments for such capital expenditures at June 30, 1999, as well as the additional capital expenditures budgeted for 1999.

OTHER

On May 21, 1999, Spinnaker (parent) closed the sale of its Denver, Colorado, warehouse facility for approximately $2.4 million, resulting in a pre-tax gain of approximately $0.8 million. The warehouse was leased from Spinnaker and utilized by CPC. Under the terms of the Spinnaker Credit Facility, the net proceeds from the asset sale represent a temporary reduction in the Spinnaker Credit Facility and are available to fund anticipated capital expenditures.

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

The Company's external agent assurance initiative is approximately 95% complete. Within each of the principal continuing business segments, there is a concentration of critical suppliers. Identifying, querying and processing responses from critical groups has been the main thrust of the Company's assurance initiative. However, responses received from mailings to substantially all vendors, suppliers and subcontractors that do not share information systems with the Company are being processed and additional inquiries are being made as necessary. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of continuing operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely manner could materially impact the Company.

The Company's assessment initiative is 100% complete. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. Beginning in 1994, with the replacement of manufacturing and accounting systems at Spinnaker Coating, the Company has obtained replacements in the ordinary course of improving manufacturing and reporting performance that are Year 2000 compliant. The Company's testing and remediation initiatives are approximately 90% complete and are expected to be 100% complete in September of 1999. The remaining 10% relates primarily to the completion of system conversions. No capital projects have been deferred or delayed due to Year 2000 efforts.

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

The estimated costs and projected dates of completion for the Company's Year 2000 program are based on management's estimates and were developed using numerous assumptions of future events, some of which are beyond the Company's control. The effect of non-compliance by external agents is not determinable. The Company presently believes that with modifications to existing systems and converting to new systems, the Year 2000 issue will not pose significant operational problems for the Company as a whole. Due to the general uncertainty inherent in the Year 2000 process, resulting in part from the incertitude surrounding the state of readiness of third party suppliers and vendors, the Company is unable to determine a reasonable worst case scenario at this time. However, the Company is currently assessing the impact of a worst case scenario in conjunction with the development of contingency plans, which are expected to be complete by September of 1999.
If such modifications and conversions are not completed timely or are ineffective, the Year 2000 issue may materially and adversely impact the Company's financial condition, results of operations and cash flows.

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of Stockholders (the "Annual Meeting") on June 3, 1999, in Dallas, Texas. At the Annual Meeting, the Registrant's stockholders considered (i) the election of six directors to serve until the next Annual Meeting of Stockholders, all of whom were currently serving as directors of the Registrant.

At the Annual Meeting, each of the nominees for the Board of Directors was elected by the stockholders. The results of the vote of the stockholders of the Registrant upon the election of the nominees for the Board of Directors of the Registrant was as follows:

                                 Votes Cast        Votes Withheld      Votes
                                 For Nominee        From Nominee     Abstaining
                                 -----------       --------------    ----------
          Richard J. Boyle        3,728,403             593             471
          Ned N. Fleming, III     3,728,403             593             471
          Robert E. Dolan         3,728,403             593             471
          Frank Grzelecki         3,728,402             594             471
          Joseph P. Rhein         3,728,407             589             471
          Anthonie C. van Ekris   3,728,355             641             471

ITEM 6 - EXHIBITS

(A)      EXHIBITS

27.      Financial Data Schedule (1)

-------------------

(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SPINNAKER INDUSTRIES, INC.
                      (Registrant)



                      /s/ Craig J. Jennings
                      __________________________________________
                      Craig J. Jennings
                      Vice President, Finance and Treasurer


Date:  August 16, 1999

                                 EXHIBIT INDEX

EXHIBIT PAGE NO.                                              SEQUENTIAL

27. Financial Data Schedule