Form 10-Q
period 1999-09-30
SPINNAKER INDUSTRIES INC
filed 1999-11-15
CIK 314865

                                    FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1999
                               ------------------------------------------------

Commission file number                          2-66564
                       --------------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ------------------------------------

                           Spinnaker Industries, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                      06-0544125
-------------------------------                   -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

1700 Pacific Avenue, Suite 1600, Dallas, TX                 75201
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

                         Yes  X  No
                             ---    ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value                  3,775,680 shares
------------------------------------        -----------------------------------
Class                                       Outstanding at September 30, 1999

Class A Common Stock, No Par Value          3,566,067 shares
------------------------------------        -----------------------------------
Class                                       Outstanding at September 30, 1999

SPINNAKER INDUSTRIES, INC.


INDEX
-------------------------------------------------------------------------------

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     September 30, 1999 and December 31, 1998                3

                  Condensed Consolidated Statements of Operations
                     for the Three Month and Nine Month periods
                     ended September 30, 1999 and 1998                       4

                  Condensed Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30, 1999 and 1998   5

                  Notes to Condensed Consolidated Financial Statements       6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    12

PART II           OTHER INFORMATION

Item 6.           Exhibits                                                  19

PART 1. - FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30, 1999  December 31, 1998
                                                     ------------------  -----------------
                                                         (Unaudited)          (Note)
                                                                ($ in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                            $  77,155          $      --
     Accounts receivable, net                                20,772             21,439
     Inventories, net                                        25,367             24,217
     Prepaid expenses and other                               1,667              2,225
     Net current assets of discontinued operations               --             38,605
                                                          ---------          ---------
Total current                                               124,961             86,486

Property plant and equipment:
     Land                                                       573                573
     Buildings and improvements                               7,994              9,746
     Machinery and equipment                                 44,405             42,497
     Accumulated depreciation                               (13,980)           (11,298)
                                                          ---------          ---------
                                                             38,992             41,518

Goodwill, net                                                22,289             21,075
Other assets                                                  8,949              7,201
Net non-current assets of discontinued operations                --             71,651
                                                          ---------          ---------

TOTAL ASSETS                                              $ 195,191          $ 227,931
                                                          ---------          ---------
                                                          ---------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $  15,000          $  16,782
     Accrued liabilities                                     10,630              3,106
     Current portion of long term debt                          698              1,691
     Working capital revolver                                17,931             42,731
     Other current liabilities                                5,623              2,575
     Net current liabilities of discontinued operations          --             18,162
                                                          ---------          ---------
Total current liabilities                                    49,882             85,047

Long term debt, less current portion                        121,011            126,086
Deferred income taxes                                           466                466
Pension liabilities                                           1,525              1,540
Net non-current liabilities of discontinued operations           --              6,446

Stockholders' equity:
     Common stock                                             3,124              3,124
     Additional paid in capital                              15,867             15,867
     Retained earnings (deficit)                              3,428            (10,533)
     Less:  treasury stock                                     (112)              (112)
                                                          ---------          ---------
Total stockholders' equity                                   22,307              8,346

                                                          ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 195,191          $ 227,931
                                                          ---------          ---------
                                                          ---------          ---------

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

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS - UNAUDITED


($ in thousands, except per share data)                                    Three Months Ended                Nine Months Ended
                                                                              September 30,                     September 30,
                                                                         ------------------------        ------------------------

                                                                            1999           1998             1999           1998
                                                                         --------       ---------        ---------      ---------
Net sales                                                                $ 41,788       $  42,976        $ 121,528      $ 116,486

Cost of sales                                                              37,991          37,736          111,022        102,807
                                                                         --------       ---------        ---------      ---------

     Gross margin                                                           3,797           5,240           10,506         13,679

Selling, general and administrative expense                                 2,728           3,384            8,704          8,792
                                                                         --------       ---------        ---------      ---------

     Operating profit from continuing operations                            1,069           1,856            1,802          4,887

Interest expense                                                            3,179           2,037            7,562          5,629

Other income (expense) - net                                                  488             (50)           1,338            (34)
                                                                         --------       ---------        ---------      ---------

   Loss from continuing operations before income taxes                     (1,622)           (231)          (4,422)          (776)

Income tax benefit                                                            887              42            1,611            160
                                                                         --------       ---------        ---------      ---------

     Net loss from continuing operations                                     (735)           (189)          (2,811)          (616)

Discontinued operations (Note 1):
   Loss from discontinued operations from industrial
     tape segment (net of applicable income tax provision)                     --          (1,072)          (1,438)        (2,718)
   Gain on sale of discontinued operations (net of
     applicable income tax provision)                                      18,096              --           18,096             --
                                                                         --------       ---------        ---------      ---------

   Income (loss) before extraordinary gain from
     extinguishment of debt                                                17,361          (1,261)          13,847         (3,334)

Extraordinary gain from early extinguishment of debt
     (net of applicable tax provision)                                        114              --              114             --
                                                                         --------       ---------        ---------      ---------

     Net income (loss)                                                   $ 17,475       $  (1,261)       $  13,961      $  (3,334)
                                                                         --------       ---------        ---------      ---------
                                                                         --------       ---------        ---------      ---------

Earnings per common share:
   Net loss per common share from continuing operations                  $  (0.10)       $  (0.02)     $     (0.38)     $   (0.09)
   Net income (loss) per common share from discontinued operations           2.46           (0.15)            2.27          (0.38)
   Extraordinary gain from early extinguishment of debt                      0.02              --             0.02             --
                                                                         --------       ---------        ---------      ---------
   Net income (loss) per common share                                    $   2.38       $   (0.17)       $    1.90      $   (0.47)
                                                                         --------       ---------        ---------      ---------
                                                                         --------       ---------        ---------      ---------
Earnings per common share:
   Net loss per common share from continuing
     operations - assuming dilution                                      $  (0.10)      $   (0.02)       $   (0.38)     $   (0.09)
   Net income (loss) per common share from discontinued
     operations - assuming dilution                                          2.46           (0.15)            2.27          (0.38)
   Extraordinary gain from early extinguishment of debt                      0.02              --             0.02             --
                                                                         --------       ---------        ---------      ---------
   Net income (loss) per common share - assuming dilution                $   2.38       $   (0.17)       $    1.90      $   (0.47)
                                                                         --------       ---------        ---------      ---------
                                                                         --------       ---------        ---------      ---------

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                           Nine Months Ended
                                                                              September 30,
                                                                    -----------------------------
($ in thousands)                                                       1999                1998
                                                                    ---------           ---------
Operating activities:
Net income (loss)                                                   $  13,961           $  (3,334)
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation                                                       2,936               2,595
     Amortization of goodwill and deferred financing costs              1,195                 906
     Gain on sale of industrial tape segment                          (18,096)                 --
     Gain on sale of warehouse facility                                  (854)                 --
     Changes in operating assets and liabilities
       Accounts receivable                                                667              (4,422)
       Inventories                                                     (1,150)              1,216
       Prepaid expenses and other assets                                  (14)               (561)
       Accounts payable, accrued liabilities, and
         other current liabilities                                       (742)              7,989
       Discontinued operations - non-cash charges and
         working capital changes                                        7,061               7,236
                                                                    ---------           ---------

Net cash provided by operating activities                               4,964              11,625
                                                                    ---------           ---------

Investing activities:
   Acquisition of Spinnaker Coating - Maine                                --             (46,907)
   Proceeds from sale of industrial tape segment                      104,450                  --
   Purchase of property, plant and equipment                           (1,986)             (1,849)
   Investing activities of discontinued operations                     (1,243)             (6,383)
   Proceeds from sale of warehouse facility                             2,357                  --
   Other                                                                  (44)               (167)
                                                                    ---------           ---------

Net cash provided by (used in) investing activities                   103,534             (55,306)
                                                                    ---------           ---------

Financing activities:
   Proceeds (payments) on revolving credit facilities, net            (24,800)             40,437
   Principal payments on long term debt and leases                     (6,002)               (100)
   Issuance of common stock                                                --                 610
   Deferred financing costs                                              (468)               (741)
   Financing activities of discontinued operations                        (73)                 --
                                                                    ---------           ---------

Net cash provided by (used in) financing activities                   (31,343)             40,206
                                                                    ---------           ---------

Increase (decrease) in cash and cash equivalents                       77,155              (3,475)

Cash and cash equivalents at beginning of period                           --               3,475
                                                                    ---------           ---------

Cash and cash equivalents at end of period                          $  77,155           $      --
                                                                    ---------           ---------
                                                                    ---------           ---------

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

On August 10, 1999 and July 30, 1999, the Company completed the sale of its two industrial tape units, CPC and Spinnaker Electrical, respectively, which together comprised its industrial tape segment, to Intertape Polymer Group, Inc. ("Industrial Tape Sale")("Intertape"). As a result, the Company's industrial tape segment is being reported as a discontinued operation in the accompanying consolidated financial statements. Accordingly, certain prior year amounts have been restated to present the industrial tape segment as discontinued.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   ACQUISITIONS

ACQUISITION OF COATING - MAINE

Effective March 17, 1998, the Company acquired the assets of the pressure sensitive business ("Pressure Sensitive Business") of S.D. Warren ("Warren"). Warren is a large pulp and paper producer owned by an indirect wholly-owned subsidiary of SAPPI, Ltd., a public South African conglomerate. The Pressure Sensitive Business, which was renamed Spinnaker Coating - Maine, Inc. ("Coating
- Maine") effective with the acquisition, manufactures and markets label stock primarily for the Electronic Data Processing ("EDP") segment of the label stock market. Coating - Maine's EDP products are used in various labeling end uses, including form printing and product marking and identification. The purchase price under the agreement was approximately $51.8 million, plus the assumption of certain liabilities (excluding substantially all trade payables) and related acquisition costs. The purchase price was funded from availability under the Company's amended $60 million revolving credit facility (the "Spinnaker Credit Facility") and the issuance of a subordinated convertible note (the "Warren Note") by the Company to Warren in the amount of $7.0 million. A portion of the revolver borrowings, approximately $6 million, were subsequently refunded through the growth in trade payables immediately after the acquisition closing.

The acquisition was accounted for as a purchase with the purchase price allocated to the assets acquired and the liabilities assumed as follows:

                                    Current assets                           $    13,869
                                    Property, plant and equipment                 20,000
                                    Goodwill                                      23,061
                                    Current liabilities                             (262)
                                    Non-current liabilities                       (1,440)
                                                                             -----------
                                                                             $    55,228
                                                                             -----------
                                                                             -----------

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

The acquisition was accounted for as a purchase with the purchase price allocated to the assets acquired and the liabilities assumed as follows:

                                    Current assets                          $     2,100
                                    Property, plant and equipment                 8,800
                                    Current liabilities                            (200)
                                                                            -----------
                                                                            $    10,700
                                                                            -----------
                                                                            -----------

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

                                                                                         Nine Months Ended
                                                                                         September 30, 1998
                                                                                         ------------------
         Net sales                                                                            $128,600
         Net income (loss) from continuing operations                                             (822)
         Net income (loss) per common share
            from continuing operations                                                           (0.11)
         Net income (loss) per common share - assuming dilution
            from continuing operations                                                           (0.11)

3.       INVENTORIES

Of inventory values at September 30, 1999 and December 31, 1998 for continuing operations, approximately 97% are valued using a specific identification method with the remaining inventories are valued using the first-in, first-out method
(FIFO). Inventories consist of the following at September 30, 1999, and December 31, 1998:

                                                                       1999                1998
                                                                  --------------      -------------
                                                                            (in thousands)
              Finished goods                                      $       16,723      $      26,633
              Work-in-process                                                580              3,648
              Raw materials and supplies                                   8,064             12,103
                                                                  --------------      -------------
                                                                          25,367             42,384

              Less:  inventory of discontinued operations                     --             18,167
                                                                  --------------      -------------
                                                                  $       25,367      $      24,217
                                                                  --------------      -------------
                                                                  --------------      -------------

4.       LONG-TERM DEBT AND WORKING CAPITAL REVOLVER

On October 23, 1996, the Company issued $115,000,000 aggregate principal amount of 10 3/4% Senior Secured Notes (the "Senior Notes") due 2006. The Senior Notes are redeemable, in whole or in part, at the option of the Company on or after October 15, 2001, at the redemption prices beginning at 105.375% of the principal amount declining to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. Prior to the Industrial Tape Sale, Spinnaker Coating, CPC and Entoleter ("Guarantors") unconditionally guaranteed the Senior Notes, jointly and severally. Any proceeds from the sale of CPC not invested in any business, capital expenditure or other tangible assets in the Permitted Businesses, as defined by the Indenture, within 270 days after the closing of the sale of CPC or not used to permanently reduce indebtedness (other than subordinated debt) shall be used to repurchase the Senior Notes on a pro rata basis as required by the Indenture.

Following is a summary of long term debt of the Company at September 30, 1999, and December 31, 1998:

                                                                                            1999                1998
                                                                                        -----------         ------------
                                                                                                 (in thousands)
         10 3/4% Senior Secured Notes, due 2006 with interest
         payable semi-annually each April 15 and October 15..................           $   114,000         $    115,000

         10% Subordinated Note with PIK interest and principle
         payable on August 15, 1999 and March 31, 2000.......................                 7,000                7,000

         Term loan with interest at prime plus 0.50% or LIBOR
         plus 2.5%, interest only for 9 months, 7 year amortization..........                    --                4,500

         Subordinated Note with PIK interest at Federal Funds rate,
         principal and interest due July 30, 1999............................                    --                  500

         9 1/4% mortgage note from bank, payable on demand,
         secured by certain property of Entoleter............................                   692                  729

         Capital lease obligations...........................................                    17                   48
                                                                                        -----------         ------------
                                                                                            121,709              127,777
         Less current maturities.............................................                  (698)              (1,691)
                                                                                        -----------         ------------
                                                                                        $   121,011         $    126,086
                                                                                        -----------         ------------
                                                                                        -----------         ------------

Spinnaker Electrical, an unrestricted subsidiary, is not a guarantor of the Senior Notes. On September 8, 1999, Spinnaker Electrical purchased $1 million of the outstanding Senior Notes on the open market at 82% of par value. For consolidated purposes, the Company's financial statements reflect an extraordinary gain net of applicable income taxes for the difference between par value and the discounted purchase price of 82%.

The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary. In conjunction with the Industrial Tape Sale, the Spinnaker Credit Facility was refinanced and the aggregate facility was decreased to $40 million from $60 million ("Refinanced Credit Facility"). Credit availability under the Refinanced Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month based on an annual rate of 0.375%. All outstanding borrowings under the Refinanced Credit Facility bear interest at the prime interest rate plus 1.00% or LIBOR plus 2.50%. In conjunction with the Industrial Tape Sale, all outstanding borrowings under a separate $5 million revolving credit agreement for Spinnaker Electrical ("Electrical Credit Facility") were paid and the agreement was terminated. At September 30, 1999, the effective interest rate for the facility's borrowings was approximately 8%. The Company carries over 92% of the outstanding Refinanced Credit Facility borrowings in LIBOR instruments. The Company had cash advances outstanding of approximately $17.9 million and available borrowings of approximately $12.2 million under the Refinanced Credit Facility as of September 30, 1999. Cash collections are swept against the facility's outstanding balance.

Proceeds from the sale of Central Products Company ("Restricted Proceeds") used to satisfy Senior Notes interest obligations due October 15, 1999 and April 15, 2000 are required to be replenished by operating activities or availability under the Refinanced Credit Facility at such time when the Restricted Proceeds are utilized to invest in a Permitted Business, as defined in the Indenture or used in the repurchase of Senior Notes.

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

In conjunction with the acquisition of the Electrical Tape Business, Spinnaker Electrical issued $4.5 million in term debt which bears interest at the lower of prime plus 0.50% or LIBOR (London Interbank Offered Rate) plus 2.50% per annum. In addition, the Company issued a twelve month subordinated seller note to tesa tape, inc. ("tesa Note") with an original principal amount of $0.5 million, bearing PIK interest at the federal funds rate. Principal and unpaid interest under these obligations were paid with the proceeds from the sale of Spinnaker Electrical.

Proceeds from the sale of Central Products Company satisfied transaction costs and repaid approximately $18.2 million of the working capital revolver debt.

Proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary, repaid approximately $6.9 million of term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds are available for general purposes, which may include purchasing additional Senior Notes in the open market. Other options include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase shares of Spinnaker Common Stock.

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

6.       EARNINGS PER SHARE

The following table sets forth only the computation of the basic earnings per share, as there are no dilutive securities for the three month and nine month periods ended September 30 (in thousands, except per share data):

                                                                        Three Months Ended             Nine Months Ended
                                                                        1999           1998           1999            1998
                                                                      --------       --------       --------       ---------
Numerator -
     Net loss from continuing operations                              $   (735)      $   (189)      $ (2,811)      $   (616)
     Net income (loss) from discontinued operations,
        net of applicable income taxes                                  18,096         (1,072)        16,658         (2,718)
     Extraordinary gain from early extinguishment of
        debt, net of applicable income taxes                               114             --            114             --
                                                                      --------       --------       --------       ---------
     Net income (loss)                                                $ 17,475       $ (1,261)      $ 13,961       $ (3,334)
                                                                      --------       --------       --------       ---------
                                                                      --------       --------       --------       ---------

Denominator - denominator for earnings per common
share - weighted average shares                                          7,342          7,292          7,342          7,156

Net loss per common share from continuing operations                  $  (0.10)      $  (0.02)      $  (0.38)      $  (0.09)
Net income (loss) per common share from discontinued operations,
     net of applicable income taxes                                       2.46          (0.15)          2.27       $  (0.38)
Extraordinary gain from early extinguishment of debt                      0.02             --           0.02             --
                                                                      --------       --------       --------       ---------
Net income (loss) per common share                                    $   2.38       $  (0.17)      $  (1.90)      $  (0.47)
                                                                      --------       --------       --------       ---------
                                                                      --------       --------       --------       ---------

As of September 30, 1999 and 1998, there were 20,000 and 30,000 respectively, of directors' options to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised and 10,000 directors' options to purchase one share of Common Stock at a price of $27 per option exercised. In addition, there are 50,000 of employees' and officers' options to purchase one share of Common Stock at a total price of $13.375 per option exercised.

Shares related to these options were not included in the computation of diluted earnings per share in periods which resulted in a net loss because the effect would be antidilutive.

7.       DISCONTINUED OPERATIONS

On April 9, 1999, the Company entered into a definitive agreement to sell its Industrial Tape Business to Intertape for approximately $105 million and five-year warrants to purchase 300,000 shares of Intertape common stock (New York Stock Exchange Symbol "ITP") at an exercise price of $29.50 per share. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the statement of operations.

The sale of CPC and Spinnaker Electrical assets closed on August 10, 1999 and July 30, 1999, respectively. The Company recorded gains totaling $18.1 million, net of applicable income taxes of approximately $5.9 million. The Company offset a substantial portion of the cash tax liability by utilizing net operating loss carryforwards.

The Company has restated its prior financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment net sales were $10.7 million and $31.5 million for the three month periods ended September 30, 1999 and 1998, respectively, $69.5 million and $89.3 million for the nine month periods ended September 30, 1999, respectively, and $121.8 million, $119.7 million and $124.1 million for fiscal years ended December 31, 1998, 1997 and 1996, respectively.

General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Historical expenses allocated back to continuing operations totaled $0.2 million and $1.0 million in the three and nine month periods ended September 30, 1999 and 1998.

Interest expense attributed to the Senior Notes and related deferred financing has historically been allocated based on the pro rata share of subsidiary debt obligations retired with the proceeds from the issuance of the Senior Notes, to total debt obligations retired. The Senior Note proceeds were used to extinguish certain outstanding term and revolver obligations in October 1996. Interest expenses charged to the discontinued industrial tape segment totaled $0.9 million and $5.2 million in the three and nine month periods ended September 30, 1999 and 1998.

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

The net assets of the industrial tape businesses included in the accompanying consolidated balance sheets as of December 31, 1998 consisted of the following (in thousands):

                                                                                      December 31, 1998
                                                                                      -----------------
                      Accounts receivable, net                                           $    14,815
                      Inventories, net                                                        18,167
                      Prepaids and other                                                       5,643
                                                                                         -----------
                      Current assets of discontinued operations                          $    38,625

                      Property, plant and equipment                                      $    48,312
                      Goodwill and other assets                                               23,339
                                                                                         -----------
                      Noncurrent assets of discontinued operations                       $    71,651

                      Accounts payable                                                   $    13,720
                      Accrued liabilities                                                      4,442
                                                                                         -----------
                      Current liabilities of discontinued operations                     $    18,162

                      Noncurrent liabilities of discontinued operations                  $     6,280

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

The Company's net sales for the quarter ended September 30, 1999 were $41.8 million, compared to $43.0 million in the corresponding 1998 period. The decrease in net sales for 1999 is attributed to a product technology transition in pressure sensitive label stock and changes in the ordering pattern of pressure sensitive postage, partially offset by higher sales at Entoleter. The market's rapid transition from EDP to thermal transfer paper stock technologies has exceeded management's expectations and as a result caused the Company to experience lower volumes and average selling prices at Coating-Maine, as the market balances quality and performance against lower priced solutions. Unit sales of pressure sensitive postage paper stock continue to be impacted by the uneven ordering pattern of the Bureau of Printing and Engraving. Unit sales of pressure sensitive postage paper stock for the third quarter of 1999 slowed from earlier 1999 periods and the corresponding three month period of 1998, however on an annual basis is still anticipated to approximate prior year volumes. Entoleter sales benefited from a new labor contract ratified on August 11, 1999, which settled a labor dispute which began May 3, 1999.

GROSS MARGIN

Gross margin as a percentage of net sales for the quarter ended September 30, 1999 was approximately 9.1%, compared to approximately 12.2% in the corresponding 1998 period. The 1999 gross margins were lower due to competitive pricing in the adhesive-backed materials industry, development costs associated with a new "multi-ply" pressure sensitive postage product offering, and unabsorbed overhead costs at Entoleter attributed to the labor dispute.

The impact of Asian imports, increased domestic market competition and a product technology transition to thermal transfer from EDP resulted in changes in sales mix which contributed to lower average selling prices in pressure sensitive labels, leading to product substitution.

The Company has offset a portion of these margin pressures by continuing to lower average unit manufacturing costs through manufacturing efficiency improvements, updated material procurement policies and procedures, reductions in manufacturing and administrative personnel, and product substitution that parallel the market's balance of quality and performance versus lower pricing.

OPERATING PROFIT FROM CONTINUING OPERATIONS

Operating profit from continuing operations for the quarter ended September 30, 1999 was approximately $1.1 million, compared to approximately $1.9 million in the corresponding 1998 period. The 1999 operating results reflect lower sales and margins, offset by lower general and administrative costs. The Company has continued to rationalize general and administrative overhead and has leveraged the knowledge within and between operating units.

INTEREST EXPENSE

Interest expense, which includes interest expense allocated to the discontinued industrial tape segment, for the quarter ended September 30, 1999 was approximately $4.2 million compared to $4.5 million in the corresponding 1998 period. Interest expense decreased as a result of the repayment of working capital revolver and term debt obligations with proceeds from the Industrial Tape Sale.

INCOME TAXES

The Company's third quarter 1999 income tax rate for federal and state income taxes reflects an annual effective tax rate of approximately 36% for continuing operations. The estimated annual effective tax rate varies from statutory rates due to the impact of non-deductible permanent tax differences on estimated annual earnings before tax.

The Company had net operating loss carryforwards of approximately $25 million available to offset future taxable income immediately before the sale, which resulted in a gross pre-tax gain from the Industrial Tape Sale of approximately $27 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

The Company's net sales for the nine months ended September 30, 1999 were $121.5 million, compared to $116.5 million in the corresponding 1998 period. The increase in net sales for 1999 is attributed to approximately $8.8 million in sales from the acquisition of Coating - Maine and sales of pressure sensitive postage, partially offset by lower unit sales of prime and variable information adhesive-backed paper label stock from 1998 levels and the impact of a labor dispute at Entoleter. Unit sales of pressure sensitive postage paper stock continue to be impacted by the uneven ordering pattern of the Bureau of Printing and Engraving. Unit sales of pressure sensitive postage paper stock for the first nine months of 1999 represent an increase of approximately 20% from the corresponding 1998 period, however on an annual basis is still anticipated to approximate prior year volumes. The adhesive-backed paper stock industry continues to be impacted by increased domestic capacity and Asian imports.

GROSS MARGIN

Gross margin as a percentage of net sales for the first nine months ended September 30, 1999, net of a charge impacting comparability, was approximately 9.0% compared to approximately 11.7% in the corresponding 1998 period. The 1999 gross margins were lower due to competitive pricing in the adhesive-backed materials industry, the timing and new pricing of the current postage contract, development costs associated with a new "multi-ply" pressure sensitive postage product offering, and unabsorbed overhead costs at Entoleter attributed to the labor dispute. The charge impacting comparability relates to a restructuring charge for severance and termination benefits associated with the termination of 20 indirect manufacturing personnel at Spinnaker Coating. The first quarter charge totaled approximately $0.5 million, of which approximately $0.4 million was reflected in manufacturing burden and the balance in selling, general and administrative expense.

The impact of Asian imports, increased domestic market competition, and a product technology transition resulted in changes in sales mix which contributed to lower average selling prices in pressure sensitive label, leading to product substitution. The current postage contract, a five year $75 million agreement, was awarded late in the first quarter of 1998 and contained new pricing and product mix, which became effective immediately.

The Company has offset a portion of these margin pressures by continuing to lower average unit manufacturing costs through manufacturing efficiency improvements, resulting from recent capital investments, updated material procurement policies and procedures, reductions in manufacturing and administrative personnel, and product substitution that parallel the market's balance of quality and performance versus lower pricing.

OPERATING PROFIT FROM CONTINUING OPERATIONS

Operating profit from continuing operations for the first nine months ended September 30, 1999, net of a charge impacting comparability, was approximately $2.3 million compared to approximately $4.9 million in the corresponding 1998 period. The 1999 operating results reflect lower sales and margins, offset by lower general and administrative costs.

The Company has continued to rationalize general and administrative overhead and has leveraged the knowledge within and between operating units. In addition, operating results reflect approximately $0.5 million of increased depreciation and amortization expense primarily associated with the acquisition of Coating - Maine.

INTEREST EXPENSE

Interest expense, which includes interest expense allocated to the discontinued industrial tape segment, for the nine months ended September 30, 1999 was approximately $13.1 million, an increase of approximately $0.8 million from the comparable 1998 period. The increase is primarily due to the financing associated with the Company's acquisition of Coating-Maine and the Electrical Tape Business, offset by the repayment of working capital revolver and term debt with proceeds from the Industrial Tape Sale.

INCOME TAXES

The Company's estimated annual effective income tax rate for federal and state income taxes is approximately 36% for continuing operations compared to 21% in 1998. The estimated annual effective tax rate varies from statutory rates due to the impact of non-deductible permanent tax differences on estimated annual earnings before tax.

The Company had net operating loss carry-forwards of approximately $25 million available to offset future taxable income immediately before the sale, which resulted in a gross pre-tax gain from the Industrial Tape Sale of approximately $27 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The principal sources of liquidity for the Company and its subsidiaries have historically been cash flow from operations, proceeds from the 1996 issuance of the Company's Senior Notes and availability under the Spinnaker Credit Facility.

The Company's cash provided by operating activities for the nine months ended September 30, 1999 was $5.0 million compared to $11.6 million in the corresponding 1998 period. The change is attributed to the 1998 results reflecting the exclusion of substantially all trade payables in the Coating-Maine acquisition and the implementation of improved cash management policies at all subsidiaries in mid-1998.

The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At September 30, 1999, the combined effective interest rate in effect was approximately 8%. The funding for the Coating-Maine Acquisition was the Company's initial borrowing under the Spinnaker Credit Facility with the exception of periodic working capital borrowings by Entoleter.

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

Spinnaker Electrical, an unrestricted subsidiary, is not a guarantor of the Senior Notes. On September 2, 1999, Spinnaker Electrical purchased $1 million of the Senior Notes on the open market at 82% of par value. In October 1999, Spinnaker Electrical purchased an additional $0.1 million at approximately the same price.

Remaining net proceeds of approximately $15 million are available for general purposes, which may include purchasing additional Senior Notes in the open market. Other alternatives include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase of Spinnaker common stock.

In conjunction with the disposition of Central Products Company, the Spinnaker Credit Facility was refinanced and the aggregate facility was decreased from $60 million to $40 million. The Refinanced Credit Facility will expire December 31, 2001. As of November 5, 1999, aggregate availability under the Refinanced Credit Facility was approximately $29.3 million, of which approximately $18.7 million was outstanding.

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

CAPITAL RESOURCES. The Company originally budgeted capital expenditures of approximately $4 to $4.5 million for 1999, however with the sale of the industrial tape businesses, the 1999 budgeted capital expenditures have been reduced to approximately $3.0 million with only a minor portion of such expenditures under commitment. Capital expenditures for continuing operations during the nine months ended September 30, 1999 were $2.0 million. The Company anticipates that it will have sufficient cash flow from continuing operations and availability under the Refinanced Credit Facility to fund its commitments for such capital expenditures at September 30, 1999, as well as the additional capital expenditures budgeted for 1999.

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

The Company's assessment initiative is 100% complete. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. Beginning in 1994, with the replacement of manufacturing and accounting systems at Spinnaker Coating, the Company has obtained replacements in the ordinary course of improving manufacturing and reporting performance that are Year 2000 compliant. The Company's testing and remediation initiatives are approximately 90% complete and are expected to be 100% complete in November of 1999. The remaining 10% relates primarily to the completion of system conversions. No capital projects have been deferred or delayed due to Year 2000 efforts.

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

The estimated costs and projected dates of completion for the Company's Year 2000 program are based on management's estimates and were developed using numerous assumptions of future events, some of which are beyond the Company's control. The effect of non-compliance by external agents is not determinable. The Company presently believes that with modifications to existing systems and converting to new systems, the Year 2000 issue will not pose significant operational problems for the Company as a whole. Due to the general uncertainty inherent in the Year 2000 process, resulting in part from the incertitude surrounding the state of readiness of third party suppliers and vendors, the Company is unable to determine a reasonable worst case scenario at this time. However, the Company is currently assessing the impact of a worst case scenario in conjunction with the development of contingency plans, which were near completion by the end of the third quarter. If such modifications and conversions are not completed timely or are ineffective, the Year 2000 issue may materially and adversely impact the Company's financial condition, results of operations and cash flows.

FORWARD LOOKING INFORMATION

This Form 10-Q contains certain forward looking information and other information, including without limitation, certain of the statements in "Management's Discussion and Analysis of Financial Condition and Results of Operation," matters relating to a strategic alternatives and "Year 2000". It should be recognized that such information represents estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Company's internal performance assumptions regarding expected operating performance and the expected performance of the economy as it impacts Company's businesses. As a result, such information is subject to various uncertainties, inaccuracies and risks, which could be material.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

27.      Financial Data Schedule (1)

(B)      REPORTS ON FORM 8-K

On July 30, 1999, the Registrant filed a Current Report on Form 8-K which reported the Registrant's disposition of the Industrial Tape Businesses. The Form 8-K was filed with the unaudited pro forma financial statements of the Registrant and the Industrial Tape Businesses as of June 30, 1999 and the six month period then ended and an unaudited pro forma statement of operation for the year ended December 31, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SPINNAKER INDUSTRIES, INC.
                                         --------------------------------------
                                         (Registrant)




                                         /s/ Craig J. Jennings
                                         --------------------------------------
                                         Craig J. Jennings
                                         Vice President, Finance and Treasurer


Date:    November 15, 1999

                                  EXHIBIT INDEX

Exhibit Page No.                                                     Sequential
----------------                                                     ----------

27.      Financial Data Schedule