Form 10-K
period 1999-12-31
SPINNAKER INDUSTRIES INC
filed 2000-03-30
CIK 314865

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   /X/      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                         OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM --------- TO ---------

                           COMMISSION FILE NUMBER 1-13961

                            ------------------------

                           SPINNAKER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        06-0544125
            (State of incorporation)                    (IRS Employer Identification No.)
  1700 PACIFIC AVENUE, SUITE 1600, DALLAS, TX                         75201
    (Address of principal executive offices)                        (zip code)

                                 (214) 855-0322
              (Registrant's telephone number, including area code)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

              Common Stock........................................ no
              par value

                                 Title of Class

              Class A Common Stock................................ no
              par value

                                 Title of Class

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

    The total aggregate market value of the 1,527,459 shares of voting stock held by non-affiliates of the Registrant (880,400 shares of Common Stock and 647,059 shares of Class A Common Stock) was $16,186,843 (based upon the closing bid of the Registrant's Common Stock and Class A Common Stock in the AMEX on March 17, 2000 of $9 3/4 per share of Common Stock and $11 3/4per share of Class A Common Stock). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Registrant.

    The number of outstanding shares of the Registrant's Common Stock and Class A Common Stock was 3,775,680 and 3,566,067, respectively, as of March 17, 2000 for a total of 7,341,747.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III: Proxy Statement for the 2000 Annual Meeting of Stockholders to be held June 6, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    Spinnaker Industries, Inc., a Delaware corporation (the "Registrant" or the "Company"), is a leading manufacturer and marketer of adhesive-backed materials, primarily for the pressure sensitive label stock market. The Registrant's strategy, through two industrial platforms, had been to focus on the growing pressure sensitive markets for industrial tape and label stock applications, while pursuing add-on acquisitions within the adhesive-backed materials industry that complemented its existing businesses. However, late in 1998, the Company began to explore strategic alternatives which culminated with the sales of the Company's two industrial tape units ("Industrial Tape Sale"). On August 10, 1999 and July 30, 1999, the Company completed the sale of Central Products Company ("Central Products") and Spinnaker Electrical Tape Company ("Spinnaker Electrical"), respectively, which together comprised its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape"). As a result, the Company's industrial tape segment is reported as a discontinued operation in the consolidated financial statements included in this annual report.

    The industrial tape segment generated $121.8 million and $119.7 million of net sales for fiscal years ended December 1998 and 1997, respectively, and $69.5 million of net sales in 1999 until the effective date of disposition.

    The Company's remaining businesses are grouped into one principal category, adhesive-backed label stock, that accounted for 96% of net sales from continuing operations for the year ended December 31, 1999. For the year ended
December 31, 1999, the Company had net sales from continuing operations of $162.1 million and EBITDA (as defined in Item 6, SELECTED FINANCIAL DATA) of $7.1 million, net of charges impacting comparability.

    In 1987, Lynch Corporation, an Indiana corporation ("Lynch"), which is listed on the American Stock Exchange, purchased from a group of investors approximately 82% of the outstanding common stock of the Registrant. As of December 31, 1999, M-Tron Industries, Inc. a wholly-owned subsidiary of Lynch, owned 1,229,063 and 2,259,063 shares, or 31.8% and 61.7%, respectively, of the Registrant's Common Stock, no par value (the "Common Stock") and Class A Common Stock, no par value (the "Class A Common Stock"). Lynch Interactive Corporation, a spin-off of Lynch in September 1999, owned 1,000,000 shares, or 25.8% of the Registrant's Common Stock. Prior to June 1994, the Company's principal business activity consisted of the operations of Entoleter, Inc., a Delaware corporation ("Entoleter"). In June 1994, the Company entered into a management agreement (the "Management Agreement") with Boyle, Fleming & Co., Inc. ("BF"), pursuant to which BF would provide operations management, strategic planning, acquisition analysis and implementation, investment banking and financial advisory services and the supervision of the Company's financial reporting and regulatory obligations. The new management relationship with BF caused the Company to redirect its strategic plan and acquire the operations of Spinnaker Coating, Inc. ("Spinnaker Coating") and Central Products, as the industrial platforms from which to grow. In March and July 1998, the Company completed the add-on acquisitions of the pressure sensitive paper products operations of S.D. Warren Company ("Warren") and the pressure sensitive electrical tape product line and Carbondale, Illinois, manufacturing plant (the "Electrical Tape Business") of tesa tape, inc. ("tesa"), respectively, which are also described below. Spinnaker Coating-Maine, Inc., an indirect subsidiary of the Company ("Coating-Maine"), operates the pressure sensitive business as part of the Company's adhesive-backed label stock operations. The tesa acquisition was completed through a newly formed subsidiary, which is not restricted under the Indenture governing the Senior Notes (as defined), Spinnaker Electrical, and was intended to complement the Company's line of adhesive-backed industrial tapes. Although the Management Agreement between BF and the Company was terminated in August 1996, the principals of BF continued to be employed as the Chairman of the Board and Chief Executive Officer, and the President and Chief Operating Officer, of the Company. Most recently, the Company announced the creation of an Office of the Chairman with Mr. Mario J. Gabelli and Mr. Louis A. Guzzetti joining Mr. Richard J. Boyle in the new office.

    On October 4, 1995, the Company completed the acquisition (the "Central Products Acquisition") of the carton sealing tape division of Alco Standard Corporation ("Alco") through its newly formed Central Products subsidiary. Central Products, whose operations were founded in 1917, is a leading manufacturer of carton sealing tape and offers the broadest line of such products in the United States. On July 30, 1998, the Company closed the acquisition of the Electrical Tape Business (the "Electrical Tape Acquisition") from tesa through Spinnaker Electrical. Spinnaker Electrical operated the Electrical Tape Business at a modern manufacturing facility, completed in 1995, located in Carbondale, Illinois. The Electrical Tape Business manufactured and marketed pressure sensitive industrial electrical tapes used for insulation in the production of motors, coils and transformers.

    In July and August of 1999, the Company completed the sale of Central Products and Spinnaker Electrical to Intertape. The Company recorded pre-tax gains from the sale of approximately $27 million and offset the cash tax liability by utilizing net operating loss carryforwards. This transaction is described in Item 7, MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, and in the Notes to the Consolidated Financial Statements.

    On September 19, 1994, the Company completed the acquisition (the "Spinnaker Coating Acquisition") of its Spinnaker Coating operations in which it, together with Lynch, certain officers and employees of Spinnaker Coating, and affiliates of BF (the "Minority Stockholders"), purchased the label stock business of Kimberly-Clark Corporation through its newly formed "Brown-Bridge Industries, Inc." subsidiary. Spinnaker Coating's operations were founded in 1928 and, according to Company estimates, is the fifth largest manufacturer of adhesive-backed label stock in the United Sates. Spinnaker Coating offers a full line of more than 2,000 variations of adhesive-backed label stock and sells its products in roll and sheet form to over 1,000 printers, paper merchants and industrial users. Customers convert its label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamps, decorative labels and other specialty industrial uses. Spinnaker Coating is the largest supplier of pressure sensitive postage stamp stock for ultimate use by the U.S. Postal Service (the "Postal Service"). In 1995 and again in March 1998, the Company was selected exclusively to supply Paper Corporation of the U.S. and the U.S. Bureau of Engraving and Printing ("BEP") the label stock for pressure-sensitive postage stamps. The March 1998 supply contract, which has a five-year term, is valued at approximately $75 million.

    On March 17, 1998, the Company closed the acquisition (the "Coating-Maine Acquisition") of certain assets from Warren through its newly formed subsidiary, Coating-Maine. Coating-Maine utilizes the acquired assets at a portion of Warren's paper mill near Portland, Maine to manufacture pressure sensitive adhesive-backed label stock. Coating-Maine manufactures and markets standard, high volume, pressure sensitive products primarily for the EDP segment of the label stock market, which complements Spinnaker Coating's custom, low volume, pressure sensitive products used for specialty applications. Coating-Maine's products are used in various labeling end uses, including form printing and product marking and identification.

    The Company also manufactures and markets industrial process equipment and air pollution control scrubbers through its Entoleter subsidiary. The Company is exploring strategic alternatives with respect to Entoleter to improve shareholder value, including a possible split-off. There can be no assurance, however, that any transaction involving Entoleter will occur.

ADHESIVE-BACKED LABEL STOCK

    The Company develops, manufactures and markets adhesive-backed label stock that is converted by printers and industrial users into products that are utilized for marking, identifying, labeling and decorating applications and products. During 1999, the Company's adhesive-backed label stock products were offered in three primary adhesive categories: pressure sensitive, water sensitive and heat sensitive. Pressure sensitive products constituted approximately 94% of the Company's net sales of adhesive-backed label stock products, while water sensitive products constituted approximately 5% and heat sensitive products constituted approximately 1% of such sales.

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

    WATER SENSITIVE. Water sensitive adhesive-backed label stock products, which are activated by the application of water, include a broad range of paper and cloth materials, coated with a variety of adhesives. The adhesive coated products are sold in roll or sheet form for further conversion to postage and promotional stamps, container labels, inventory control labels, shipping labels and splicing, binding and stripping tapes. The water sensitive line is sold under the trade name Pancake-Registered Trademark- and consists of three product groups: dry process, conventional gummed and industrial. Dry process is sold primarily for label and business form uses. Conventional gum products serve many of the same end uses for hand applied labels as dry process stock. A major portion of these products is sold for government postage and promotional stamp uses. Industrial products are sold in several niche markets, such as electrical and other specialty markets. During 1999, the Company entered into an alliance with IVEX Packaging Corporation ("IVEX") under which the Company assumes full responsibility for all sales and marketing of IVEX's dry gum products and IVEX agreed to accept orders for, and to manufacture, the Company's dry gum and water activated products. As compensation, the Company receives a commission on all such sales.

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

    The Company is exploring strategic alternatives with respect to Entoleter to improve shareholder value, including a possible split-off. There can be no assurance, however, that any transaction involving Entoleter will occur.

MARKETING AND CUSTOMERS

    The Company's marketing strategy focuses not only on products, but also customer service and specific customer applications. The Company has conducted business with its top ten customers for approximately nineteen years on the average. The Company's relationships with customers focus on customer service and its ability to research and develop custom solutions for unique end user applications. The Company's marketing and customer service provides the Company with new growth opportunities to increase market share. The Company believes that the breadth of its product line, commitment to product quality and reputation for innovation will enable it to increase its market share through the introduction of new products. The Company markets its broad range of products to a variety of customers. During 1999, U.S. Paper Corporation of America accounted for approximately 11% of the Company's net sales.

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

MANUFACTURING AND RAW MATERIALS

    The Company offers its adhesive-label stock products in three primary categories: pressure sensitive, water sensitive and heat sensitive. The Company manufactures its adhesive-back label stock products at two plants in Troy, Ohio and the recently acquired facility in Westbrook, Maine. The Company has made approximately $11.6 million in capital expenditures over the past four years at the Ohio facilities, including $4.0 million for the addition of a new production line for silicone coating. During 1996, before the addition of the new production line, the Company outsourced a portion of its silicone coated liner requirements.

    Raw materials are the most significant cost component in the Company's production process. The material component accounts for approximately 65% to 70% of the total cost of its products, with the most important raw materials being paper (gumming kraft and face stock), adhesive materials, fiberglass, and polypropylene resin. These materials are currently readily available and are procured from numerous suppliers.

COMPETITION

    The adhesive-backed materials industry is fragmented and highly competitive. The Company competes with several national manufacturers, including Avery-Dennison and Bemis, as well as a number of importers and smaller regional manufacturers. As a result of the competitive environment in the markets in which the Company operates, the Company faces (and will continue to face) pressure on sales prices of its products. For this reason, the Company continues to invest resources to improve operating efficiencies and reduce operating costs. However, as a result of such pricing pressures, the Company may in the future experience reductions in the profit margins on its sales, or may be unable to pass future raw material price increases to its customers (which would also reduce profit margins).

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

INTERNATIONAL SALES

    The Company's foreign sales were approximately $17.5 million, $16.9 million, and $10.0 million in 1999, 1998, and 1997, respectively. Of the $17.5 million in 1999 foreign sales, approximately 89.7% were represented by exports of adhesive-backed materials from Spinnaker Coating. The substantial majority of these sales were to Canadian customers and, consequently, the Company believes that the risks commonly associated with doing business in foreign countries are minimal. The profitability of foreign sales is substantially equivalent to that of domestic sales. Because foreign sales are transacted in United States dollars, payments in many cases are secured by irrevocable letters of credit.

LITIGATION

    The Company from time to time is involved in various legal proceedings arising in the ordinary course of business operations, such as employment matters, contractual disputes and personal injury claims. There are no proceedings currently pending for which the Company's potential liability would be material to its financial condition or operations.

EMPLOYEES

    As of December 31, 1999, the Company employed approximately 444 persons, of whom 400 were Spinnaker Coating employees and 36 were Entoleter employees. The remaining employees were employed directly by the Company. All employees other than management are paid on an hourly basis. The majority of Spinnaker Coating's hourly employees are not represented by unions; however, its Troy, Ohio plants are currently undergoing an organization attempt by the Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-CIO ("PACE") to introduce a union at these facilities. An election is scheduled for March 30, 2000. Spinnaker Coating's Westbrook, Maine facility has a labor agreement with PACE covering approximately 74 employees, which expires in 2002. Entoleter's approximately 16 hourly production employees are members of the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires in 2002. The Company believes that its relations with its employees are good; however, there can be no assurance that the Company will not experience work stoppages or slowdowns in the future.

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

ITEM 2. PROPERTIES

    The Company's principal executive offices are located in Dallas, Texas, where it shares office space with an affiliate of its principal executive officers. During the first half of 2000, the Company will transfer the functions performed by its Dallas corporate headquarters to the Spinnaker Coating Office in Troy, Ohio. The following table sets forth certain information with respect to the principal operating and administrative facilities used by the Company:

                                                        APPROXIMATE   OWNED OR
                       LOCATION                         SQUARE FEET    LEASED    EXPIRATION OF LEASE
------------------------------------------------------  -----------   --------   -------------------
SPINNAKER-COATING
  Troy, Ohio (Plant One)..............................    200,000      Owned            N/A
  Troy, Ohio (Plant Two)(1)...........................     98,000      Owned            N/A
  Troy, Ohio..........................................     58,000     Leased       Month-to-Month

COATING-MAINE
  Westbrook, Maine (2)................................    151,000      Owned       March 16, 2097
  Westbrook, Maine....................................     15,000     Leased       April 1, 2004

ENTOLETER
  Hamden, Connecticut.................................     72,000      Owned            N/A

------------------------

(1) The Company also owns a five-acre tract adjacent to this tract that is available for expansion.

(2) The Company owns the building and improvements and has an option to purchase the underlying land for $1.00

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

    The Registrant's Common Stock and Class A Common Stock have been traded on the American Stock Exchange, Inc. ("AMEX") under the symbols SKK and SKK.A, respectively, since April 2, 1998. Prior to that time, the Common Stock and Class A Common Stock were traded on the NASDAQ National Market. The following table sets forth, for the calendar quarters indicated, the range of high and low closing prices for the Common Stock and Class A Common Stock for the period during which the Common Stock and Class A Common Stock were traded on the AMEX and the NASDAQ National Market.

                                                         HIGH         LOW        HIGH         LOW
                                                       ---------   ---------   ---------   ---------
                                                                                      CLASS A
                                                           COMMON STOCK            COMMON STOCK
                                                       ---------------------   ---------------------
1998
  First Quarter......................................     $23         $20 1/4     $24 1/2     $21 1/2
  Second Quarter.....................................      22 1/4      18 1/2      22 1/2      19 1/4
  Third Quarter......................................      19          18          19 3/8      18
  Fourth Quarter.....................................      19 1/4      17 3/4      19 5/8      18
1999
  First Quarter......................................      17 1/2      13 5/8      17 3/4      12 3/4
  Second Quarter.....................................      13 3/4      13 1/4      13          12 1/2
  Third Quarter......................................      16 1/4      13 1/4      16          13
  Fourth Quarter.....................................      15 7/8      11 3/4      15 7/8      12
2000
  First Quarter (through March 17, 2000).............      11 7/8       9 3/4      12 1/8      11 3/4

    As of December 31, 1999, there were approximately 210 holders of record of Common Stock and Class A Common Stock (which numbers do not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

    Since the beginning of Lynch's involvement with the Company, the Company has not declared or paid any cash dividends on its Common Stock or Class A Common Stock and does not currently anticipate paying any cash dividends on its Common Stock or Class A Common Stock in the foreseeable future. The Company intends to retain future earnings for use in its business. Spinnaker's sole source of cash from which to make dividend payments will be dividends distributed or other payments made to it by its subsidiaries. The right of Spinnaker to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of the creditors of its subsidiaries. Under the terms of the Refinanced Credit Facility and the Indenture governing the Senior Notes (as defined), the Company's ability to pay cash dividends to its stockholders is limited.

ITEM 6. SELECTED FINANCIAL DATA

                                              1999     1998(1)      1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)
INCOME STATEMENT DATA:
Net sales.................................  $162,082   $159,135   $112,237   $120,153   $104,708
Income from operations....................     1,582      5,278      4,110      3,695      3,986
Income (loss) from operations before
  income taxes, minority interest,
  discontinued operations and
  extraordinary items.....................    (7,617)    (3,015)      (549)    (1,391)       476
Income (loss) from continuing operations
  before discontinued operations and
  extraordinary items.....................    (5,186)    (2,806)      (685)    (1,548)       140
Discontinued operations, net of tax (2)...    16,658     (3,813)    (1,102)       923        421
Extraordinary items, net of tax...........       603         --         --     (1,843)        --
Net income (loss).........................    12,075     (6,619)    (1,787)    (2,468)       561

SHARE DATA:
Income (loss) per share before
  discontinued operations and
  extraordinary items.....................  $  (0.71)  $  (0.39)  $  (0.11)  $  (0.26)  $   0.03
Income (loss) per common share before
  discontinued operations and
  extraordinary items--assuming
  dilution................................     (0.71)     (0.39)     (0.11)     (0.26)      0.02
Income (loss) per share from discontinued
  operations..............................      2.27      (0.53)     (0.17)      0.16       0.08
Income (loss) per share from discontinued
  operations--assuming dilution...........      2.27      (0.53)     (0.17)      0.16       0.06
Net income (loss) per share...............      1.64      (0.92)     (0.28)     (0.42)      0.10
Net income (loss) per share--assuming
  dilution................................      1.64      (0.92)     (0.28)     (0.42)      0.08
Dividends per share.......................  $     --   $     --   $     --   $     --   $     --
Weighted average common and equivalent
  shares outstanding (3)..................     7,342      7,199      6,321      5,931      6,702

BALANCE SHEET DATA:
Total assets..............................  $185,014   $227,931   $156,718   $157,176   $137,584
Long-term obligations including related
  party notes.............................   115,595    126,086    115,049    115,113     71,225
Shareholders' equity......................    20,421      8,346     10,655     11,516      7,063

OTHER FINANCIAL DATA:
EBITDA (4)................................  $  6,588   $  9,554   $  6,490   $  5,409   $  5,122
Net cash provided by (used in ) operating
  activities..............................    (1,997)    12,450      7,938      1,183       (352)
Capital expenditures......................     2,837      2,326      2,077      7,241      1,038

------------------------

(1) Includes the March 17, 1998 acquisition of the Pressure Sensitive Business--see Note 2 in Notes to Consolidated Financial Statements.

(2) Includes a pre-tax gain of approximately $27 million, before deferred operating losses, from the Industrial Tape Sale.

(3) Adjusted to reflect a stock dividend, an effective 2-for-1 stock split, effective August 16, 1996 and 3-for-2 stock split effective December 29, 1995.

(4) EBITDA represents the sum of income (loss) before extraordinary charge, minority interest, income taxes, interest expense, other income (expense) and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur or service indebtedness. However, EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as a measure of the Company's operating results or cash flows as a measure of its liquidity. EBITDA, as determined above, may not be comparable to EBITDA reported by other companies.

    See "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" for additional information concerning the Registrant's financial performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

HISTORICAL

    The Company has been one of the leading manufacturers and marketers of adhesive-backed materials, primarily for the pressure sensitive label stock and industrial tape markets, for the past several years. In the third quarter of 1999, the Company completed the sale of its two industrial tape units, Central Products and Spinnaker Electrical, which together comprised its industrial tape segment. See Disposition of Industrial Tape Segment.

    Central Products' branded and private label carton sealing tape products were used primarily for commercial packaging applications, including the packaging of goods for shipment by manufacturing, retail and distribution companies, and were sold through its national sales force to over 1,500 paper and office products distributors nationwide. Spinnaker Electrical manufactured and marketed pressure sensitive industrial electrical tapes used for insulation in the production of motors, coils and transformers. Spinnaker Electrical sold domestically through its own sales organization and into Eastern Europe through a relationship with the world's largest distributor of electrical products.

    Spinnaker Coating, which represents the Company's adhesive-backed label stock segment, offers a full line of more than 2,000 variations of label stock and sells its products in roll or sheet form to over 1,000 printers, paper merchants and industrial users, who convert the label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamp stock, decorative labels and other specialty industrial uses.

    The Company also manufactures and markets industrial process equipment and air pollution control scrubbers through Entoleter.

    Since June 1994, the Company has experienced rapid growth, which has been accomplished through the Company's acquisition of its industrial tape and adhesive-backed label stock manufacturing operations and the Company's subsequent internal growth. The internal growth is a result of the Company's implementation of its core competencies to the operations, including refocused sales and marketing strategy and additional capital investment at all subsidiaries. From 1996 through 1998, the Company averaged approximately $5 million per year in capital expenditures to improve manufacturing efficiencies, which lowered manufacturing costs and improved production efficiencies, while simultaneously increasing production capacity. The investments included an expansion in coating capacity for label stock production, which lowered manufacturing costs, and enhancements in its film line and coating lines, which increased tape production capacity and efficiency enabling the Company to transition from a seven-day to a five-day work week at its Brighton manufacturing facility. With the acquisition of Spinnaker Coating in 1994, the Company entered the adhesive-backed materials industry. The Central Products Acquisition in 1995 provided the Company with a leading position in the carton sealing tape market of the adhesive-backed materials industry. As a result of the foregoing acquisitions, the Company became a manufacturer of the broadest line of adhesive-backed label stock and carton sealing tape products in the adhesive-backed materials industry. The Coating-Maine Acquisition and the Electrical Tape Acquisition were intended to further strengthen the Company's position in the adhesive-backed materials market. The Company believes the combination of Coating-Maine with Spinnaker Coating's adhesive-backed label stock business makes the Company the fifth largest producer of label stock and the second largest manufacturer of EDP label stock.

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

    The Company has historically operated at a high level of capacity utilization and has increased capacity of the acquired plant facilities through operating efficiency improvements. For example, early in 1999 Central Products completed the transition from a seven-day to a five-day workweek at its Brighton, Colorado facility. The capital investments over the past twelve to eighteen months improved manufacturing efficiencies to a point that enabled the Company to meet current production requirements with fewer man-hours, thereby saving approximately $2.0 to $2.3 million on an annual basis through the elimination of approximately fifty manufacturing personnel. Another example is the silicone coating production line at Spinnaker Coating. In order to meet production capacity requirements under the postage stamp stock agreements awarded to Spinnaker Coating in 1995 and 1996, Spinnaker Coating invested approximately $4.0 million to add a production line for silicone coating. During 1996, before the addition of the new production line, Spinnaker Coating outsourced a portion of its silicone coated liner requirement. The Company incurred higher costs of sales (approximately $2.3 million) for the year ended December 31, 1996, as a result of such outsourcing. The installation of the additional production line was completed by the end of the fourth quarter of 1996 and became fully operational in January 1997, which enabled the Company to meet its future silicone liner production requirements and eliminated the costs that were associated with outsourcing.

    The cost of the Company's principal raw materials, polypropylene resin and paper, have generally remained stable or declined over the past several years. Historically, any raw material cost increases have resulted in the Company instituting higher prices, consistent with the increases instituted by its competitors, for its industrial tape and adhesive-backed label stock products. The increases in raw material costs for the Company's products have not materially impacted the Company's gross profit because the Company has generally been able to pass along its raw material cost increases without negatively impacting sales of its products. In 1999, the Company's principal raw material costs generally declined as a result of scale economies associated with the combined operations of Spinnaker Coating and Coating-Maine, and established procurement programs.

    The agreements under which the Company's adhesive-backed label stock products are sold generally do not contain adjustment mechanisms for fluctuations in the cost of raw materials. However, the Company has generally passed along raw material price changes for products sold under such agreements, as well as for products sold to other customers. The exception to the foregoing is the Company's supply agreement relating to pressure sensitive label stock used by the Postal Service, which provides for pre-determined annual price increases. The Postal Service agreement gives the Company protection against limited price increases to the extent that increases in costs of raw materials are no more than the increases provided by such agreement. In order to protect against raw material price increases that exceed the annual price increases under the Postal Service agreement; the Company has entered into supply agreements with its raw material suppliers that have ceilings on future price increases.

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

DISPOSITION OF INDUSTRIAL TAPE SEGMENT

    On August 10, 1999 and July 30, 1999, the Company completed the sale of its two industrial tape units, Central Products and Spinnaker Electrical, respectively, to Intertape. As a result, the Company's industrial tape segment is reported as a discontinued operation in the 1999 consolidated financial statements.

    The industrial tape segment generated $121.8 million and $119.7 million of net sales for fiscal years ended December 31, 1998 and 1997, respectively, and $69.5 million of net sales in 1999 through the date of disposition.

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

    Interest expense attributed to the Senior Notes and related deferred financing has historically been allocated based on the pro rata share of subsidiary debt obligations retired with the proceeds from the issuance of the Senior Notes, to total debt obligations retired. The Senior Note proceeds were used to extinguish certain outstanding term and revolver obligations in October 1996. Interest expense from continuing operations is subject to certain matters associated with the use of the net proceeds from the sales of Central Products and Spinnaker Electrical, including retirement of senior debt or "permitted investments" as defined under the Indenture. As a result, interest expense, as presented on a historical basis, may not necessarily be indicative of interest expense of continuing operations for periods after December 31, 1999.

RESULTS OF CONTINUING OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

    NET SALES. The Company's 1999 net sales were $162.1 million, compared to $159.1 million in 1998. The growth in net sales for 1999 is attributed to approximately $7.6 million in net sales from the acquisition of Coating-Maine and higher unit sales of certain label stocks from 1998, which were offset by increased capacity in the domestic market and the disruption of business at Entoleter from a mid-summer labor dispute.

    GROSS MARGINS. Gross margin as a percentage of net sales in 1999, net of a charge impacting comparability, was approximately 8.5% compared to approximately 11.1% in 1998. The 1999 gross margins were lower due to competitive pricing in the adhesive-backed materials industry, the timing and new pricing of the current postage contract, development costs associated with a new "multi-ply" pressure sensitive posting product offering, and unabsorbed overhead costs at Entoleter attributed to the labor dispute. The charge impacting comparability related to severance and termination benefits associated with the termination of 20 indirect manufacturing personnel at Spinnaker Coating. The first quarter charge totaled approximately $0.5 million, of which approximately $0.4 million was reflected in manufacturing burden and the balance in selling, general and administrative expense.

    The impact of Asian imports and new manufacturing capacity increased domestic market competition, and a product technology transition resulted in changes in sales mix which contributed to lower average selling prices in pressure sensitive label, leading to product substitution. The current postage contract, a five year $75 million agreement, was awarded late in the first quarter of 1998 and contained new pricing and product mix, which became effective immediately.

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

    INCOME FROM OPERATIONS. Income from operations in 1999, net of a charge impacting comparability, was approximately $2.1 million compared to $5.3 million in 1998. The 1999 operating results reflect lower gross margins and increased depreciation and amortization of approximately $0.9 million associated with the Coating-Maine acquisition, offset by lower selling, general and administrative ("SG&A") expenses.

    The Company has continued to rationalize general and administrative overhead and has leveraged the knowledge within and between operating units, which has enabled it to reduce SG&A costs.

    INTEREST EXPENSE. Interest expense for 1999 was approximately $11.5 million, an increase of approximately $3.3 million from 1998. The increase is due to the financing associated with the Company's acquisition of Coating-Maine and certain Senior Note interest expense, included in continuing operations, historically allocated to the industrial tape segment. Subsequent to the Industrial Tape Sale, Senior Note interest expense in continuing operations increased as the Company continues to evaluate all its alternatives and options related to the Restricted Proceeds.

    INCOME TAXES. The 1999 income tax benefit for federal and state income taxes is at an effective rate of 3l.9%. The annual effective tax rate varies from statutory rates primarily due to state income taxes.

    A portion of the Company's 1999 operating losses and available net operating loss carryforwards where utilized to fully offset the pre-tax gain from the Industrial Tape Sale. The Company has approximately $2.3 million of remaining net operating loss carryforwards available to offset future taxable income. These carryforwards begin to expire in the year 2011, however, are anticipated to be utilized to offset extraordinary gains from the early extinguishment of debt realized in the March 31, 2000 quarter.

    NET INCOME. The Company recorded net income of $12.1 million, or $1.64 per share for 1999, compared to a net loss of $6.6 million, or $0.92 per share in 1998. The 1999 earnings include a gain of $18.1 million from the sale of the Industrial Tape Sale and an extraordinary gain of $0.6 million from the early extinguishment of debt.

FISCAL 1998 COMPARED TO FISCAL 1997

    NET SALES. The Company's net sales were $159.1 million, compared to $112.2 million in 1997. The increase in net sales for 1998 is attributed to approximately $46.9 million in sales from the acquisition of Coating-Maine, in addition to increased unit sales of certain label stocks from 1997 levels. These increases partially offset lower unit sales of pressure sensitive postage paper stock. Unit sales of pressure sensitive postage paper stock, which were impacted by the timing of orders by the BEP earlier in the year, increased significantly during the last half of the year to near 1997 levels.

    GROSS MARGINS. Gross margin as a percentage of net sales in 1998 was approximately 11.1% compared to approximately 12.2% in 1997. The 1998 gross margins were lower due to competitive pricing in adhesive-backed materials industry, and the timing and new pricing of postage paper stock business. The timing of postage paper stock business contributed to marginally lower units and a new five year $75 million contract for the supply of postage paper stock resulted in lower average selling prices in 1998.

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

    INCOME FROM OPERATIONS. Income from operations was approximately $5.3 million, compared to $4.1 million in 1997. The 1998 operating results reflect lower gross margins on increased net sales and lower SG&A expenses as a percentage of net sales, offset by approximately $1.7 million of increased depreciation and amortization expense associated with the acquisition of Coating-Maine. The acquisition increased net sales approximately $46.9 million, however the Company's SG&A expenses (excluding depreciation and amortization) declined from approximately 8.4% of net sales in 1997 to 7.5% in 1998. The Company has continued to rationalize administrative overhead and leverage the knowledge within and between the subsidiaries, which has enabled it to reduce selling and administrative costs.

    INTEREST EXPENSE. Interest expense for 1998 totaled approximately $8.2 million, of which approximately $0.9 million relates to amortization of deferred financing costs and payment-in-kind ("PIK") interest expense. In 1997, interest expense totaled approximately $4.7 million, of which approximately $0.2 million related to deferred financing costs. The increase is primarily attributed to the financing associated with the Company's acquisition of Coating-Maine, and the increase in the Spinnaker Credit Facility from $40 million to $60 million.

    INCOME TAXES. The 1998 income tax benefit for federal and state income taxes for continuing operations is at an effective rate of 0.7%. The Company's tax rate is impacted by permanent tax differences and the write-off of certain unrealizable deferred tax assets.

    The Company has net operating loss carryforwards of approximately $20 million available to offset future taxable income. These carryforwards begin to expire in the year 2011.

    NET INCOME. The Company recorded a net loss of $6.6 million or $0.92 per share, compared to a net loss of $1.8 million or $0.28 per share in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY. The principal sources of liquidity for the Company and its subsidiaries have historically been cash flow from operations, proceeds from the 1996 issuance of the Company's Senior Notes and availability under the Company's $40 million revolving credit facility, which was decreased from $60 million in connection with the Industrial Tape Sale ("Refinanced Credit Facility").

    The Company's cash used in operating activities for 1999 was $2.0 million, compared to $12.4 million of cash provided by operations in 1998. The 1998 cash generation is primarily attributed to the exclusion of substantially all trade payables in the Coating--Maine acquisition and the implementation of improved cash management procedures. These factors were the basis for the change in accounts payable and accrued liabilities in 1998 in comparison to the current year, 1999, and the prior year, 1997.

    Restricted Proceeds from the sale of Central Products satisfied transaction costs and repaid approximately $18.2 million of the working capital revolver debt at the consummation of the Central Products sale. The remaining Restricted Proceeds are available to prepay indebtedness (other than subordinated debt) of the Company, invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Any Restricted Proceeds not so invested within 270 days after the closing of the Industrial Tape Sale or not so used are deemed to be Excess Proceeds and shall be used to repurchase Senior Notes on a pro rata basis as required by the Indenture.

    Proceeds from the sale of the assets of Spinnaker Electrical, which are not restricted under the Indenture, repaid approximately $6.9 million of term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds are available for general purposes, which may include purchasing additional Senior Notes in the open market. Other options include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase shares of Spinnaker Common Stock.

    Since December 31, 1999, the Company, utilizing Restricted Proceeds from the Industrial Tape Sale, has purchased approximately $39.8 million (par value) of outstanding Senior Notes on the open market at an average price of 83.3%, plus accrued and unpaid interest, including $6.4 million (par value) Senior Notes purchased by Spinnaker Electrical during the third and fourth quarter of 1999.

    Under the terms of the Indenture, the Company is required to utilize approximately an additional $21 million of Restricted Proceeds by May 5, 2000 (end of 270-day period), to permanently reduce or prepay indebtedness, or to invest the proceeds in a Permitted Business. The Company continues to evaluate all of its alternatives and options.

    The Senior Note purchases to date have reduced the Senior Note outstanding borrowings to approximately $75.2 million, which lowers its anticipated
April 15, 2000 Senior Note interest payment to approximately $4.0 million. The Company anticipates having sufficient availability under the Refinanced Credit Facility based on its current operations.

    The Refinanced Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Refinanced Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Refinanced Credit Facility will expire October 2001. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR.

At December 31, 1999, the effective interest rate in effect was approximately 8.7%. The funding for the Coating-Maine Acquisition was the Company's initial borrowing under the Refinanced Credit Facility with the exception of periodic working capital borrowings by Entoleter. As of March 17, 2000, aggregate availability under the Refinanced Credit Facility was approximately $32.8 million, of which approximately $21.1 million was outstanding.

    In 1998, the Company issued a promissory note ("Warren Note") to Warren in the original principal amount of $7.0 million in connection with the Coating-Maine acquisition. The Warren Note bears interest at the rate of 10%, and includes a payment-in-kind ("PIK") feature that allowed the Company to pay the first year's interest payment by issuing an additional subordinated note under similar terms as the Warren Note. The Company may also issue such a PIK note if at a future interest payment date a default or event of default exists, or would be caused by the payment of such interest in cash, under the Refinanced Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Refinanced Credit Facility and the Company's Senior Notes. The Warren Note matures on January 31, 2002, however, it can be prepaid earlier if certain conditions or events occur. Prepayments of the original principal are due in two installments: 30% on March 31, 1999 and 70% on March 31, 2000, provided the Company is not in default of covenants under the Refinanced Credit Facility after giving effect for the payment. The unpaid portion of the payment or portions of future payments will be deferred until the next August 15 or March 15 or the Company could make such payment, subject to the same conditions described above. Although the unpaid principal outstanding after March 31, 2000 is considered due on demand, the payment of such amount will still remain restricted under the conditions described above. The Company did not have sufficient unused availability under the terms of the Refinanced Credit Facility to allow the March 31, 1999 prepayment, nor does it anticipate having sufficient availability in the near term and has classified the debt as non-current in the Company's financial statements. In any event, the Warren Note and remaining unpaid interest will mature on January 31, 2002.

    CAPITAL RESOURCES. The Company budgeted capital expenditures of approximately $3 to $3.5 million during 2000, however, at December 31, 1999 the Company had commitments for a minor portion of such capital expenditures. The Company anticipates that it will have sufficient cash flow from operations and availability under the Refinanced Credit Facility to fund its commitments for such capital expenditures at December 31, 1999, as well as the additional capital expenditures budgeted for 2000.

OTHER

    On May 21, 1999, Spinnaker (parent) closed the sale of its Denver, Colorado, warehouse facility for approximately $2.4 million, resulting in a pre-tax gain of approximately $0.8 million. Under the terms of the Refinanced Credit Facility, the net proceeds from the sale of the warehouse represent a temporary reduction in the Refinanced Credit Facility and are available to fund anticipated capital expenditures.

    In February 1999, Spinnaker Coating terminated approximately 20 indirect manufacturing personnel, which is estimated to eliminate approximately $1.4 million of costs on an annual basis. The first quarter 1999 charge for severance and termination benefits is approximately $0.5 million.

YEAR 2000

    During 1998, the Company launched various initiatives intended to ensure that its information technology ("IT") and non-IT systems would function properly with respect to dates in the Year 2000 and thereafter. As a result of those initiatives, the Company experienced no significant disruptions in mission critical IT and non-IT systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or with the products and services of third parties. The Company will continue to monitor its mission critical IT and non-IT systems and the impact of the Year 2000 on its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

    The Company has approximately $108.6 million of Senior Notes with a fixed interest rate and approximately $20.5 million of revolving credit debt with an interest rate that fluctuates with the market. An increase or decrease of 0.5% in the revolver interest rate would impact interest expense approximately $103,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by this Item 10 is included under the caption "Election of Directors" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2000, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is included under the captions "Executive Compensation," "Compensation of Directors," and "Certain Transactions," of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2000, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2000, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is included under the caption "Certain Transactions" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2000, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K Annual Report:

    (1) Financial Statements:

           The Report of Independent Auditors and the following Consolidated Financial Statements of the Registrant are included herein:

           Consolidated Balance Sheets--December 31, 1999 and 1998

           Consolidated Statements of Operations--Years ended December 31, 1999, 1998, and 1997.

           Consolidated Statements of Stockholders' Equity--Years ended December 31, 1999, 1998 and 1997.

           Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

           Schedule I--Condensed Financial Information of Registrant

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

     3.2    Bylaws of the Registrant (filed as Exhibit 3(ii) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     4.1    Indenture dated October 23, 1996, among the Registrant,
            Spinnaker Coating, Inc. (f/k/a Brown-Bridge
            Industries, Inc.), Central Products Company, and Entoleter,
            Inc., and The Chase Manhattan Bank, as Trustee (filed as
            Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 7, 1996).

     4.2    Supplemental Indenture dated March 17, 1998, among the
            Registrant, Spinnaker Coating, Central Products Company,
            Entoleter, Inc., and Spinnaker Coating-Maine, Inc. (filed as
            Exhibit 99.6 to the Registrant's Current Report on Form 8-K dated March 30, 1998).

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

    10.3    Agreement, dated October 3, 1995, between the Registrant and
            Lynch Corporation (filed as Exhibit 7.8 to the Registrant's
            Current Report on Form 8-K dated October 18, 1995).

    10.4    Agreement and Plan of Merger (Brown-Bridge Minority
            Interest), by and among the Registrant, BB Merger Corp.,
            Brown-Bridge Industries, Inc., and the stockholders of Brown-Bridge Industries, Inc. listed on Exhibit A thereto
            (filed as Exhibit 99.2 to the Registrant's Current Report on
            Form 8-K dated November 7, 1996).

    10.5    Refinanced Credit Agreement among Spinnaker Coating, Inc.,
            Spinnaker Coating - Maine, Inc., and Entoleter, Inc. as
            Borrowers, the Registrant, as Guarantor, each of the financial institutions listed on Schedule 1 thereto, and Transamerica Business Credit Corporation, as Agent dated
            August 9, 1999 (1).

    10.6    First Amendment to the Refinanced Credit Agreement dated
            September 29, 1999 (1).

    10.7    Second Amendment to the Refinanced Credit Agreement dated
            December 3, 1999 (1).

    10.8    Third Amendment to the Refinanced Credit Agreement dated
            March 28, 2000 (1).

    10.9 Asset Purchase Agreement, dated as of November 18, 1997, by and between the Registrant and S.D. Warren Registrant
            ("SDW") (filed as Exhibit 2.1 to the Registrant's Current
            Report on Form 8-K dated March 30, 1998).

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

    21      Subsidiaries of the Registrant (1).

    23.1    Consent of Ernst & Young LLP (1).

    27.1    Financial Data Schedule (1).

------------------------

(1) Filed herewith.

(b)  Reports on Form 8-K.

    None.

    The Company will furnish copies of the foregoing exhibits or filings upon request and the payment of $.20 per page. Requests should be addressed to Investor Relations, c/o Spinnaker Coating, Inc., 518 East Water Street, Troy, Ohio 45373.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Spinnaker Industries, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Spinnaker Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spinnaker Industries, Inc. and subsidiaries at December 31, 1999 and
December 31, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
March 28, 2000

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 11,318      $     --
  Accounts receivable, less allowance for doubtful accounts
    and cash discounts of $240 in 1999 and $251 in 1998.....    20,036        21,439
  Inventories...............................................    25,920        24,217
  Prepaid expenses and other................................     1,113         1,014
  Deferred income taxes.....................................     1,406         1,211
  Net current assets of discontinued operations.............        --        38,605
                                                              --------      --------
      Total current assets..................................    59,793        86,486
Restricted cash.............................................    56,026            --
Property, plant and equipment:
  Land......................................................       573           573
  Buildings and improvements................................     7,999         9,746
  Machinery and equipment...................................    44,991        42,497
  Accumulated depreciation..................................   (14,977)      (11,298)
                                                              --------      --------
                                                                38,586        41,518
Goodwill, net...............................................    22,020        21,075
Other assets................................................     8,589         7,201
Net non-current assets of discontinued operations...........        --        71,651
                                                              --------      --------
      Total assets..........................................  $185,014      $227,931
                                                              ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 12,387      $ 16,782
  Accrued liabilities.......................................     7,553         3,106
  Current portion of long-term debt.........................       686         1,691
  Working capital revolver..................................    20,504        42,731
  Accrued interest..........................................     2,399         2,575
  Net current liabilities of discontinued operations........        --        18,162
                                                              --------      --------
      Total current liabilities.............................    43,529        85,047
Long-term debt, less current portion........................   115,595       126,086
Net deferred income taxes...................................     3,890           466
Pension liabilities.........................................     1,579         1,540
Net non-current liabilities of discontinued operations......        --         6,446

Committments and contingencies

Shareholders' equity:
  Class A Common Stock, no par or stated value, authorized
    10,000,000 shares; issued 3,661,399
    Shares in 1999 and 1998 and Common Stock, no par or
    stated value, authorized 15,000,000
    Shares; issued 3,871,012 in 1999 and 1998 at designated
    value...................................................     3,124         3,124
    Additional paid-in capital..............................    15,867        15,867
    Retained earnings (accumulated deficit).................     1,542       (10,533)
    Less cost of common stock in treasury, 95,332 shares
     each of Class A Common Stock and Common stock in 1999
     and 1998...............................................      (112)         (112)
                                                              --------      --------
    Total shareholders' equity..............................    20,421         8,346
                                                              --------      --------
    Total liabilities and shareholders' equity..............  $185,014      $227,931
                                                              ========      ========

     See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................   $162,082      $159,135      $112,237
Cost of sales...............................................    148,703       141,430        98,596
                                                               --------      --------      --------
Gross profit................................................     13,379        17,705        13,641
Selling, general and administrative expenses................     11,797        12,427         9,531
                                                               --------      --------      --------
Income from operations......................................      1,582         5,278         4,110
Interest expense............................................     11,485         8,228         4,706
Other income (expense)-net..................................      2,286           (65)           47
                                                               --------      --------      --------
Loss from continuing operations before income taxes,
  discontinued operations and extraordinary gain............     (7,617)       (3,015)         (549)
Income tax benefit (provision)..............................      2,431           209          (136)
                                                               --------      --------      --------
Loss from continuing operations before discontinued
  operations and extraordinary gain.........................     (5,186)       (2,806)         (685)
Discontinued operations:
Loss from discontinued operations, net of income tax
  benefit...................................................     (1,438)       (3,813)       (1,102)
Gain on sale of discontinued operations, net of income tax
  provision.................................................     18,096            --            --
                                                               --------      --------      --------
Income (loss) from discontinued operations..................     16,658        (3,813)       (1,102)
Extraordinary gain on early extinguishment of debt, net of
  income tax provision......................................        603            --            --
                                                               --------      --------      --------
Net income (loss)...........................................   $ 12,075      $ (6,619)     $ (1,787)
                                                               ========      ========      ========

Earnings per common share--basic and assuming dilution:

Weighted average shares outstanding.........................      7,342         7,199         6,321
                                                               ========      ========      ========

Loss from continuing operations before discontinued
  operations and extraordinary gain.........................   $  (0.71)     $  (0.39)     $  (0.11)
Income (loss) from discontinued operations..................       2.27         (0.53)        (0.17)
Extraordinary gain..........................................       0.08            --            --
                                                               --------      --------      --------
Net income (loss) per common share..........................   $   1.64      $  (0.92)     $  (0.28)
                                                               ========      ========      ========

     See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         RETAINED
                                    CLASS A        COMMON                 ADDITIONAL     EARNINGS
                                  COMMON STOCK      STOCK       COMMON     PAID-IN-    (ACCUMULATED   TREASURY
                                  OUTSTANDING    OUTSTANDING    STOCK      CAPITAL       DEFICIT)      STOCK      TOTAL
                                  ------------   -----------   --------   ----------   ------------   --------   --------
                                                             (IN THOUSANDS EXCEPT SHARE DATA)
Balance at December 31, 1996....   3,074,598      3,084,211     $3,124     $10,631       $ (2,127)     $(112)    $11,516
Exercise of warrants............     262,970        262,970         --         702             --         --         702
Other...........................          --             --         --         224             --         --         224
Net loss........................          --             --         --          --         (1,787)        --      (1,787)
                                   ---------      ---------     ------     -------       --------      -----     -------
Balance at December 31, 1997....   3,337,568      3,347,181      3,124      11,557         (3,914)      (112)     10,655

Exercise of warrants............     228,499        228,499         --         610             --         --         610
Stock issued for acquisition of
  Spinnaker Electrical..........          --        200,000         --       3,700             --         --       3,700
Net loss........................          --             --         --          --         (6,619)        --      (6,619)
                                   ---------      ---------     ------     -------       --------      -----     -------
Balance at December 31, 1998....   3,566,067      3,775,680      3,124      15,867        (10,533)      (112)      8,346

Net income......................          --             --         --          --         12,075         --      12,075
                                   ---------      ---------     ------     -------       --------      -----     -------
Balance at December 31, 1999....   3,566,067      3,775,680     $3,124     $15,867       $  1,542      $(112)    $20,421
                                   =========      =========     ======     =======       ========      =====     =======

     See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 12,075   $ (6,619)  $(1,787)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation..............................................     4,171      3,666     2,269
  Amortization of deferred financing costs and goodwill.....     1,733      1,388       741
  Gain on sale of industrial tape segment...................   (18,096)        --        --
  Gain on sale of warehouse facility........................      (854)        --        --
  Extraordinary gain on early extinguishment of debt, net of
    tax.....................................................      (603)        --        --
  Deferred income taxes.....................................    (2,431)      (209)       79
  Changes in operating assets and liabilities, net of
    effects of acquired business in 1998:
    Accounts receivable.....................................     1,403     (4,246)   (1,433)
    Inventories.............................................    (1,703)     1,509       741
    Prepaid expenses and other..............................       314       (326)     (613)
    Accounts payable and accrued liabilities................    (5,067)    11,453      (519)
  Discontinued operations--non-cash charges and working
    capital changes.........................................     7,061      5,834     8,460
                                                              --------   --------   -------
Net cash provided by (used in) operating activities.........    (1,997)    12,450     7,938

INVESTING ACTIVITIES
  Acquisition of Spinnaker Coating--Maine...................        --    (47,933)       --
  Proceeds from sale of industrial tape segment.............   104,450         --        --
  Purchases of property, plant, and equipment...............    (2,837)    (2,326)   (2,077)
  Proceeds from sale of warehouse facility..................     2,403         --        --
  Restricted cash...........................................   (56,026)        --        --
  Additions to other assets.................................      (315)    (1,199)      (26)
  Investing activities of discontinued operations...........    (1,243)   (11,000)   (6,734)
                                                              --------   --------   -------
Net cash provided by (used in) investing activities.........    46,432    (62,458)   (8,837)

FINANCING ACTIVITIES
  Borrowings (payments) on working capital revolvers, net...   (22,227)    42,285      (240)
  Proceeds from long-term debt..............................        --      4,500        --
  Principal payments on long-term debt and leases...........   (10,237)      (136)     (249)
  Deferred financing costs..................................      (580)      (726)       --
  Exercise of stock warrants and subsidiary options.........        --        610       702
  Financing activities of discontinued operations...........       (73)        --        --
                                                              --------   --------   -------
Net cash provided by (used in) financing activities.........   (33,117)    46,533       213
                                                              --------   --------   -------
Increase (decrease) in cash and cash equivalents............    11,318     (3,475)     (686)
Cash and cash equivalents at beginning of year..............        --      3,475     4,161
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $ 11,318   $     --   $ 3,475
                                                              ========   ========   =======

     See accompanying notes, which are an integral part of these financial statements.

                           SPINNAKER INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OWNERSHIP

    Spinnaker Industries, Inc., ("Spinnaker") is a 48% owned subsidiary of M-Tron Industries, Inc., which is a wholly-owned subsidiary of Lynch Corporation ("Lynch" or "Parent"). Lynch Interactive Corporation, which was spun-off from Lynch in September 1999, has a 14% equity interest in Spinnaker.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Spinnaker and its wholly-owned subsidiaries, Spinnaker Coating, Inc. (formerly known as Brown-Bridge Industries, Inc.) ("Spinnaker Coating"), and Entoleter, Inc. ("Entoleter"), (collectively referred to hereinafter as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

    Spinnaker is a manufacturer and marketer of adhesive-backed materials, primarily for the pressure sensitive label stock markets. The adhesive-backed label stock operations, Spinnaker Coating, develop, manufacture, and market a broad line of standard and custom adhesive-backed label stock products for masking, labeling, promoting, decorating and identifying applications. These operations account for over 95% of the Company's net sales.

    Spinnaker also manufactures and markets industrial process equipment and air pollution control scrubbers through its Entoleter subsidiary.

    On August 10, 1999 and July 30, 1999, the Company completed the sale ("Industrial Tape Sale") of its two industrial tape units, Central Products Company ("Central Products") and Spinnaker Electrical Tape Company ("Spinnaker Electrical"), respectively, which together comprised its industrial tape segment, to Intertape Polymer Group, Inc ("Intertape"). As a result, the Company's industrial tape segment is being reported as a discontinued operation in the accompanying consolidated financial statements. Accordingly, certain prior year amounts have been restated to present the industrial tape segment as discontinued.

    The Company's operations are primarily in the U.S; however, $17.5 million, $16.9 million and $10.0 million of the Company's sales were export sales for the years ended December 31, 1999, 1998, and 1997, respectively.

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

ACCOUNTS RECEIVABLE

    Accounts receivable at Spinnaker Coating consist principally of amounts due from companies who convert the adhesive coated materials into end products and comprise 97% of total accounts receivable.

                           SPINNAKER INDUSTRIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Accounts receivable of Entoleter, which comprise the remainder of total accounts receivable, consist principally of amounts due from foreign and domestic food processing companies. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required. The Company considers concentrations of credit risk to be minimal due to the Company's diverse customer base. One customer accounted for approximately 11% of net sales of continuing operations in 1999 and 1998, and approximately 19% of net sales of continuing operations in 1997. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

INVENTORIES

    All inventory is stated at the lower of cost or market. Spinnaker Coating's inventory, which comprises 97% of total inventory, is valued using the specific identification method. Entoleter's inventory, which comprises the remaining 3% of total inventory, is valued using the FIFO method.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated on the basis of cost. Depreciation is computed on the straight-line or declining balance method over the estimated service lives of the related assets, which range from five to thirty-five years for buildings and improvements and three to twenty years for machinery and equipment.

GOODWILL

    Goodwill represents the excess of cost over the fair value of the net assets acquired and is generally amortized on a straight-line basis over 25 to 30 years. Accumulated amortization at December 31, 1999 and 1998 totaled $1,391,000 and $574,000, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates that goodwill may not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired, the Company's carrying value of the goodwill is reduced.

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

                           SPINNAKER INDUSTRIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESEARCH AND DEVELOPMENT

    Research and development expenses were $499,000, $607,000 and $826,000 in 1999, 1998 and 1997, respectively.

SHAREHOLDERS' EQUITY

    During 1998 and 1997, Boyle Fleming & Company ("BF") exercised Class "A" warrants pursuant to which the Company issued to BF 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock, and 262,970 shares of Common Stock and 262,970 shares of Class A Common Stock, respectively.

    Richard J. Boyle, member of the Office of the Chairman and Chief Executive Officer, and Ned N. Fleming III, the Company's President and Chief Operating Officer, are shareholders, directors and officers of BF.

    The Company's Common Stock has a 1/10 vote per share compared to one vote per share for the Class A common stock. At December 31, 1999, the Company had 20,000 shares of Class A Common Stock and 20,000 shares of Common Stock reserved for future issuance for the directors' stock option plan.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for similar debt of the same maturities. The fair value of long-term debt at December 31, 1999, based on market quotes between 80.9% and 85.0% was between $87.8 million and $92.3 million, compared to approximately $100.1 million or 87% of face value in 1998.

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

NEW ACCOUNTING STANDARDS

    In June of 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires that all derivatives be marked to market on an ongoing basis. This applies to stand-alone derivative instruments, such as forward currency exchange contracts and interest rate swaps. It also applies to embedded derivatives acquired after year end 1998. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing

                           SPINNAKER INDUSTRIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. Due to the complexity of the standard, adoption is not required until fiscal 2001. Management believes the adoption of SFAS 133 in fiscal 2001 will not have a material affect on the Company's consolidated financial statements.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

2. ACQUISITIONS

ACQUISITION OF COATING--MAINE

    Effective March 17, 1998, the Company acquired the assets of the pressure sensitive business ("Pressure Sensitive Business") of S. D. Warren ("Warren"). Warren is a large pulp and paper producer owned by an indirect wholly-owned subsidiary of SAPPI, Ltd., a public South African conglomerate. The acquired pressure sensitive business, renamed Spinnaker Coating--Maine, Inc. ("Coating--Maine") effective with the acquisition, manufactures and markets label stock primarily for the EDP segment of the label stock market. Coating--Maine EDP products are used in various labeling end uses, including form printing and product marking and identification. The purchase price under the agreement was approximately $51.8 million, plus the assumption of certain liabilities and related acquisition costs. The purchase price was funded from availability under the Company's amended $60 million revolving credit facility (the "Spinnaker Credit Facility") and the issuance of a subordinated convertible note (the "Warren Note") by the Company to Warren in the amount of $7.0 million. A portion of the borrowings, approximately $6 million, was subsequently refunded through the growth in trade payables immediately after the acquisition closing.

    The acquisition was accounted for as a purchase with the purchase price allocated to the assets acquired and the liabilities assumed as follows:

Current assets..............................................  $13,869
Property, plant and equipment...............................   20,000
Goodwill....................................................   23,061
Current liabilities.........................................     (262)
Non-current liabilities.....................................   (1,440)
                                                              -------
                                                              $55,228
                                                              =======

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

                           SPINNAKER INDUSTRIES, INC.

2. ACQUISITIONS (CONTINUED)
The purchase price under the agreement was approximately $10.7 million plus related acquisition costs. The purchase price was comprised of $3.7 million in Company common stock, $4.5 million in term debt, $2.0 million in cash and a $0.5 million subordinated note (the "tesa note") by Spinnaker Electrical to tesa tape, inc.

    The acquisition was accounted for as a purchase with the purchase price (subject to adjustment upon finalization of certain acquisition costs) allocated to the assets acquired and the liabilities assumed as follows:

Current assets..............................................  $ 2,100
Property, plant and equipment...............................    8,800
Current liabilities.........................................     (200)
                                                              -------
                                                              $10,700
                                                              =======

ACQUISITION OF SPINNAKER COATING MINORITY INTEREST

    In October 1996, concurrent with the issuance of the $115 million Senior Notes (see Note 4), the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Spinnaker Common Stock. In addition, as part of the consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment, which is exercisable at any time during the period beginning October 1, 1998, and ending September 30, 2000. The value of the contingent payment is equal to the percentage of the capital stock of the former Spinnaker Coating entity owned by such stockholder at the time of the merger multiplied by 75% of the fair value of the capital stock of Spinnaker Coating, less the consideration received at closing. The contingent price is payable through the issuance of Common Stock of the Company, unless the Company elects to pay the contingent price in cash. If such payments are made in cash, they could give rise to a default under the Senior Notes, unless there is sufficient availability under provisions regarding restricted payments contained in the Senior Notes.

    The purchase of the Spinnaker Coating minority interest was recorded using the purchase method of accounting in accordance with APB No. 16, BUSINESS COMBINATIONS. The fair value of the minority interest approximated book value at the date of acquisition, as a result no significant purchase accounting adjustments were recorded. Any contingent consideration paid in the future will be allocated to goodwill.

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

PRO FORMA INFORMATION

    The operating results of Coating--Maine are included in the consolidated statements of operations from the March 17, 1998 acquisition date. The following unaudited pro forma information, which is based

                           SPINNAKER INDUSTRIES, INC.

2. ACQUISITIONS (CONTINUED)
on information currently available to the Company, shows the results of the Company's continuing operations presented as though the acquisition occurred at the beginning of 1998.

Net sales...................................................  $171,249
Net loss....................................................  $  2,057
Net loss per common share...................................  $   0.29
Net loss per common share-assuming dilution.................  $   0.29

3. DISCONTINUED OPERATIONS

    On April 9, 1999, the Company entered into a definitive agreement to sell its Industrial Tape Business to Intertape for approximately $105 million and five-year warrants to purchase 300,000 shares of Intertape common stock (New York Stock Exchange Symbol "ITP") at an exercise price of $29.50 per share. The warrants were valued at approximately $3.0 million using the Black-Scholes option pricing model and are reflected in other assets of continuing operations. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the statement of operations.

    The sale of Central Products and Spinnaker Electrical assets closed on August 10, 1999 and July 30, 1999, respectively. The Company recorded gains totaling $18.1 million, net of applicable income taxes of approximately $5.9 million. The Company offset the cash tax liability by utilizing net operating loss carryforwards.

    The Company has restated its prior financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment net sales were $69.5 million, $121.8 million and $119.7 million for the periods ended December 31, 1999, 1998 and 1997, respectively.

    General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Historical expenses allocated back to continuing operations totaled $1.0 million, $1.5 million and $0.9 million in the periods ended December 31, 1999, 1998 and 1997, respectively.

    Interest expense attributed to the Senior Notes and related deferred financing has historically been allocated based on the pro rata share of subsidiary debt obligations retired with the proceeds from the issuance of the Senior Notes, to total debt obligations retired. The Senior Note proceeds were used to extinguish certain outstanding term and revolver obligations in October 1996. Interest expenses charged to the discontinued industrial tape segment totaled $5.2 million for the period ended December 31, 1999 and $8.5 million in the periods ended December 31, 1998 and 1997.

    Interest expense from continuing operations is subject to certain matters associated with the use of the net proceeds from the sales of Central Products and Spinnaker Electrical, including retirement of senior debt or "permitted investments" as defined under the Indenture. As a result, interest expense, as presented on a historical basis, may not necessarily be indicative of interest expense of continuing operations for the year ended December 31, 1999.

                           SPINNAKER INDUSTRIES, INC.

3. DISCONTINUED OPERATIONS (CONTINUED)
    The net assets of the industrial tape businesses included in the accompanying consolidated balance sheets as of December 31, 1998 consisted of the following (in thousands):

Accounts receivable, net....................................  $14,815
Inventories, net............................................   18,167
Prepaids and other..........................................    5,623
                                                              -------
Current assets of discontinued operations...................  $38,605

Property, plant and equipment...............................  $48,312
Goodwill and other assets...................................   23,339
                                                              -------
Noncurrent assets of discontinued operations................  $71,651

Accounts payable............................................  $13,720
Accrued liabilities.........................................    4,442
                                                              -------
Current liabilities of discontinued operations..............  $18,162

Noncurrent liabilities of discontinued operations...........  $ 6,446

4. INVENTORIES

    Inventories are comprised of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Finished goods............................................  $16,204    $16,964
Work-in-process...........................................      860        489
Raw materials and supplies................................    8,856      6,764
                                                            -------    -------
                                                            $25,920    $24,217
                                                            =======    =======

5. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS

    On October 23, 1996, the Company issued $115,000,000 of 10 3/4% Senior Secured Notes (the "Senior Notes") due 2006. The Senior Notes are redeemable, in whole or in part, at the option of the Company on or after October 15, 2001, at the redemption prices beginning at 105.375% of the principal amount declining to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. Prior to the Industrial Tape Sale, Spinnaker Coating, Central Products and Entoleter ("Guarantors") unconditionally guaranteed the Senior Notes, jointly and severally.

    The corporate office has no separate operations and its assets primarily relate to cash, fixed assets, deferred taxes, and deferred financing costs.

                           SPINNAKER INDUSTRIES, INC.

5. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS (CONTINUED)
    Summarized financial information for the Guarantors, Spinnaker Electrical, and the corporate office is presented below for the year ended December 31, 1999:

                                         GUARANTORS   ELECTRICAL   CORPORATE   ELIMINATIONS   CONSOLIDATED
                                         ----------   ----------   ---------   ------------   ------------
                                                                  (IN THOUSANDS)
Condensed balance sheet
  Current assets.......................   $ 47,503      $10,540    $  1,926      $   (176)      $ 59,793
  Property, plant and equipment........     38,521           --          65            --         38,586
  Goodwill, net and other assets.......     21,919        5,222     138,355       (78,861)        86,635
                                          --------      -------    --------      --------       --------
    Total assets.......................   $107,943      $15,762    $140,346      $(79,037)      $185,014
                                          ========      =======    ========      ========       ========
  Current liabilities..................   $ 38,506      $   412    $  4,444      $    167       $ 43,529
  Long-term debt, less current
    portion............................     63,041        3,447     116,046       (66,939)       115,595
  Other non-current liabilities........      5,551         (120)         38            --          5,469
  Shareholders' equity.................        845       12,023      19,818       (12,265)        20,421
                                          --------      -------    --------      --------       --------
    Total liabilities and shareholders'
      equity...........................   $107,943      $15,762    $140,346      $(79,037)      $185,014
                                          ========      =======    ========      ========       ========
Condensed statement of operations
  Net sales............................   $162,082      $    --    $     --      $     --       $162,082
  Cost of sales........................    148,703           --          --            --        148,703
                                          --------      -------    --------      --------       --------
    Gross profit.......................     13,379           --          --            --         13,379
  Selling, general and administrative
    expenses...........................      8,903          100       2,794            --         11,797
  Interest expense and other income
    (expense)--net.....................    (12,025)         387       2,439            --         (9,199)
Income tax provision (benefit).........     (3,070)       1,380        (741)           --         (2,431)
                                          --------      -------    --------      --------       --------
Income (loss) from continuing
  operations before discontinued
  operations and extraordinary gain....     (4,479)      (1,093)        386            --         (5,186)
Loss from discontinued operations, net
  of income tax provision..............     (1,283)        (155)         --            --         (1,438)
Gain on sale of discontinued
  operations, net of income tax
  provision............................     10,487        7,609          --            --         18,096
Extraordinary gain on early
  extinguishment of debt, net of income
  tax provision........................         --           --          --           603            603
                                          --------      -------    --------      --------       --------
Net income.............................   $  4,725      $ 6,361    $    386      $    603       $ 12,075
                                          ========      =======    ========      ========       ========

    Any net proceeds from the sale of Central Products ("Restricted Proceeds") not invested in any business, capital expenditure or other tangible assets in the Permitted Businesses, as defined by the Indenture, within 270 days after the closing of the sale of Central Products or not used to permanently reduce indebtedness (other than subordinated debt) shall be deemed Excess Proceeds ("Excess Proceeds") and the Company shall make an Asset Sale Offer, as defined in Indenture, to purchase the maximum principal amount of Senior Notes that may be purchased out of the excess proceeds, at an offer price equal

                           SPINNAKER INDUSTRIES, INC.

5. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS (CONTINUED) to 100% of the outstanding principal amount, plus accrued and unpaid interest, of any. If aggregate principal amount surrendered exceeds the excess proceeds, the Senior Notes will be purchased on a pro rata basis. Spinnaker Electrical, an unrestricted subsidiary, is not a guarantor of the Senior Notes.

    During the third and fourth quarter of 1999, Spinnaker Electrical purchased a total of $6.4 million of the outstanding Senior Notes on the open market at an average price of 81.5% of par value. For consolidated purposes, the Company's financial statements reflect an extraordinary gain, net of applicable income taxes, for the difference between par value and the discounted purchase price offset by the write-off of applicable deferred financing fees associated with issuance of the original Senior Notes.

    Subsequent to December 31, 1999, the Company, utilizing the Restricted Proceeds, purchased $33.4 million (par value) of outstanding Senior Notes on the open market at an average price of 83.6%. In addition, the Company purchased all of the Senior Note holdings of Spinnaker Electrical at 81.5% of par value, plus accrued interest, representing Spinnaker Electrical's cost basis.

    Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
10 3/4% Senior Secured Notes, due 2006 with interest
  payable semi-annually each April 15 and October 15....  $108,585   $115,000
10% subordinated note, due 2002, with PIK interest and
  prepayments payable on August 15, 1999 and March 31,
  2000, subject to certain conditions...................     7,000      7,000
Term loan...............................................        --      4,500
Subordinated note.......................................        --        500
9 1/4% mortgage note from bank, payable on demand,
  secured by certain property of Entoleter..............       680        729
Other...................................................        16         48
                                                          --------   --------
                                                           116,281    127,777
Less current maturities.................................      (686)    (1,691)
                                                          --------   --------
                                                          $115,595   $126,086
                                                          ========   ========

    Scheduled principal payments on the long-term debt and capital lease obligations over the next five years are as follows (in thousands):

2000........................................................   $  686
2001........................................................        6
2002........................................................        3
2003........................................................    7,000
2004........................................................       --

    The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary. In conjunction with the Industrial Tape Sale, the Spinnaker Credit Facility was refinanced and the aggregate facility was decreased to $40 million from $60 million ("Refinanced Credit Facility"). Credit availability under the Refinanced Credit Facility is subject to certain variables, such as the amount of

                           SPINNAKER INDUSTRIES, INC.

5. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS (CONTINUED) inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month for each facility, based on an annual rate of 0.375%. In conjunction with the Industrial Tape sale, all outstanding borrowings under the Refinanced Credit Facility bear interest at the prime interest rate plus 1.00% or LIBOR plus 2.50%. In conjunction with the Industrial Tape Sale, all outstanding borrowings under a separate $5 million revolving credit agreement for Spinnaker Electrical ("Electrical Credit Facility") were paid and the agreement was terminated. As of and for the twelve months ended December 31, 1999, the effective interest rate and the weighted average interest rate for the facility's borrowings was approximately 9%. The Company carries over 78% of the outstanding Refinanced Credit Facility Borrowings in LIBOR instruments. The Company had cash advances outstanding of approximately $20.5 million and available borrowings of approximately $11.5 million under the Refinanced Credit Facility total combined as of December 31, 1999. Cash collections are swept against the facility's outstanding balance. At December 31, 1998, the Company had total combined cash advances outstanding of approximately $42.7 million under the lines of credit at an interest rate of approximately 8%. The lines of credit are secured by the operating assets of the Company's subsidiaries.

    In conjunction with the acquisition of Coating--Maine, the Company issued a Note to Warren with an original principal amount of $7.0 million, bearing payment-in-kind ("PIK") interest at 10% per annum. The Note is convertible to shares, at the option of the holder, of the Company's Common Stock on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25 per share), subject to adjustment as set forth below. The Note's PIK feature allows the Company to pay the first year's interest payment by issuing an additional subordinated convertible note having similar terms; thereafter, interest is payable in cash provided the Company is not in default, after giving effect for the payment, of covenants under the Refinanced Credit Facility. If the Company is prohibited from paying interest due in cash, the Company will continue to PIK the interest owed. Prepayments of the original principal amount are due in two installments: 30% on March 31, 1999 and 70% on March 31, 2000, provided the Company is not in default of covenants under the Refinanced Credit Facility and has availability in excess of $15 million under the Refinanced Credit Facility after giving effect for the payment. The unpaid portion of the payment or portions of future payments will be deferred until the next
August 15 or March 15 as the Company could make such payment, subject to the same conditions described above. Although the unpaid principal outstanding after March 31, 2000 is considered due on demand, the payment of such amount will still remain restricted under the conditions described above. The Company did not have sufficient unused availability under the terms of the Refinanced Credit Facility to allow the March 31,1999 or August 15, 1999 prepayment, nor does it anticipate having sufficient availability in the near term and has classified the debt as non-current in the Company's financial statements. In any event, the Note and remaining unpaid interest will mature on January 31, 2002.

    In conjunction with the acquisition of the Electrical Tape Business, Spinnaker Electrical issued $4.5 million in term debt which bears interest at the lower of prime plus 0.50% or LIBOR (London Interbank Offered Rate) plus 2.50% per annum. In addition, the Company issued a twelve month subordinated seller note to tesa tape, inc. ("tesa Note") with an original principal amount of $0.5 million, bearing PIK interest at the federal funds rate. Principal and unpaid interest under these obligations was paid with the proceeds of the sale of the assets of Spinnaker Electrical.

    Restricted Proceeds from the sale of Central Products satisfied transaction costs and repaid approximately $18.2 million of the working capital revolver debt at the consummation of the Central Products sale. The remaining Restricted Proceeds are available to prepay indebtedness (other than subordinated debt) of

                           SPINNAKER INDUSTRIES, INC.

5. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS (CONTINUED) the Company, invest in any business, capital expenditure or other tangible asset in the Permitted Businesses. The remaining Restricted Proceeds at December 31, 1999 have been classified as restricted cash and excluded from current assets.

    Proceeds from the sale of the assets of Spinnaker Electrical, an unrestricted subsidiary, repaid approximately $6.9 million of term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds, approximately $15 million, are available for general purposes, which may include purchasing additional Senior Notes in the open market. Other options include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase shares of Spinnaker Common Stock.

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

    Certain agreements with its lenders impose restrictions on the ability of the Company or the Company's subsidiaries to pay dividends. At December 31, 1999, there were no amounts available for the payment of dividends to Spinnaker's shareholders or Spinnaker.

    Financing costs were incurred by the Company in conjunction with the issuance of the Senior Notes and other financing activities. These financing costs are deferred and amortized over the term of the related debt. Unamortized financing costs of approximately $5.4 million and $5.7 million at December 31, 1999 and 1998, respectively, are included in other assets.

    Interest paid in 1999, 1998 and 1997 on all outstanding borrowings amounted to approximately $10.2 million, $6.8 million, and $4.3 million, respectively.

6. ACCRUED LIABILITIES

    Accrued liabilities at December 31, 1999 and 1998 consist of employee related obligations, such as pensions, vacations, commissions, and salaries and wages; worker's compensation and health insurance; promotion and warranty allowances; and real estate and property taxes. At both December 31, 1999 and 1998 the largest individual liability included herein was vacation obligation amounts of $1.2 million and $1.4 million, respectively.

                           SPINNAKER INDUSTRIES, INC.

7. EMPLOYEE BENEFIT PLANS

SPINNAKER COATING

    In conjunction with the acquisition of Coating--Maine, Coating--Maine began to offer a defined benefit pension plan for union employees per their collective bargaining agreement, and non-union employees. The seller retained the defined benefit pension obligation for non-union and union retirees.

    The net periodic pension cost for the year ended December 31, 1999 and 1998 included the following components:

                                                                    1999                   1998
                                                            --------------------   --------------------
                                                             UNION     NON-UNION    UNION     NON-UNION
                                                            --------   ---------   --------   ---------
                                                                          (IN THOUSANDS)
Service cost--benefits earned during the period...........    $105      $  137       $ 69      $  100
Interest cost on projected benefit obligation.............      21          51         11          50
Expected return on assets.................................      (6)         (9)        --          --
Recognized (gains) or losses..............................       1         (13)        --          --
                                                              ----      ------       ----      ------
Net periodic pension cost.................................    $121      $  166       $ 80      $  150
                                                              ====      ======       ====      ======

    The foregoing measurement of net periodic pension cost is based on the following assumptions:

Weighted-average discount rate..........................   8.00%      8.00%      7.50%      7.50%
Weighted-average rate of compensation increase..........     N/A      4.00%        N/A      4.00%
Weighted-average expected long-term rate of return on
  plan assets...........................................   8.00%      8.00%      8.00%      8.00%

    The following table sets forth the union and non-union plans' benefit obligation information as of December 31, 1999 and 1998:

                                                                    1999                   1998
                                                            --------------------   --------------------
                                                             UNION     NON-UNION    UNION     NON-UNION
                                                            --------   ---------   --------   ---------
                                                                          (IN THOUSANDS)
Benefit obligation at acquisition date....................    $288      $1,081       $186      $  835
Service cost--benefits earned during the period...........     106         137         69         100
Interest cost on projected benefit obligation.............      21          51         11          50
Actuarial (gains) losses..................................     (44)       (504)        22          96
Benefits paid.............................................      (1)         (2)        --          --
                                                              ----      ------       ----      ------
Benefit obligation at end of year.........................    $370      $  763       $288      $1,081
                                                              ====      ======       ====      ======

    There were no plan assets for the union and non-union plans as of December 31, 1999 and 1998.

                           SPINNAKER INDUSTRIES, INC.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table sets forth the union and non-union plans' funded status as of December 31, 1999 and 1998:

                                                                   1999                   1998
                                                           --------------------   --------------------
                                                            UNION     NON-UNION    UNION     NON-UNION
                                                           --------   ---------   --------   ---------
                                                                         (IN THOUSANDS)
Funded status............................................   $(173)      $(481)     $(288)     $(1,081)
Unrecognized actuarial (gains) losses....................     (25)       (398)        22           96
                                                            -----       -----      -----      -------
Net amount recognized....................................   $(198)      $(879)     $(266)     $  (985)
                                                            =====       =====      =====      =======
Amounts recognized in the balance sheet:
Net amount recognized....................................   $(198)      $(879)     $(266)     $  (985)
                                                            =====       =====      =====      =======

    Spinnaker Coating has a defined contribution plan that covers substantially all of its employees. Under the plan, Spinnaker Coating can match, at its discretion, up to 50% of employee contributions not exceeding 8% of the employee's compensation. Amounts contributed to the plan by Spinnaker Coating are 20% vested each year for five years. On the acquisition date, employees of Spinnaker Coating who were previously employed by Kimberly-Clark Corporation received vesting rights based on the years of credited service with Kimberly-Clark Corporation. Spinnaker Coating recorded expense for its contributions under the plan of approximately $542,000, $559,000, and $442,000 in 1999, 1998 and 1997, respectively.

ENTOLETER

    Entoleter has a defined-benefit pension plan for all salaried and full-time hourly employees. Benefits for the plan are based on compensation and years of service with Entoleter. Entoleter's funding policy is to contribute funds necessary to meet future benefit obligations.

    Net periodic pension cost for the year ended December 31, 1999, 1998 and 1997 included the following components:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Service cost--benefits earned during the period.............   $  30      $  35      $  39
Interest cost on projected benefit obligation...............      78         78         78
Expected return on plan assets..............................    (102)      (106)       (96)
Net amortization and deferral...............................      (8)        (8)        (8)
                                                               -----      -----      -----
Net periodic pension cost...................................   $  (2)     $  (1)     $  13
                                                               =====      =====      =====

    The foregoing measurement of net periodic pension cost is based on the following assumptions:

Weighted-average discount rate..............................   8.00%      7.00%      7.25%
Weighted-average rate of compensation increase..............   4.00%      4.00%      4.00%
Weighted-average expected long-term rate of return on plan
  assets....................................................   8.00%      8.00%      8.00%

                           SPINNAKER INDUSTRIES, INC.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table sets forth the benefit obligation as of December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Benefit obligation at beginning of year.....................   $1,177     $1,132
Service cost--benefits earned during the period.............       30         35
Interest cost on projected benefit obligation...............       78         78
Contributions by employees..................................        1          2
Actuarial (gains) losses....................................     (130)        (7)
Benefits paid...............................................      (66)       (63)
                                                               ------     ------
Benefit obligation at end of year...........................   $1,090     $1,177
                                                               ======     ======

    The following table sets forth the fair value of plan assets as of December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Plan assets at beginning of year.                             $  1,305   $  1,349
Actual return on plan assets................................       76         17
Contributions by employees..................................        1          2
Benefits paid...............................................      (66)       (63)
                                                               ------     ------
Plan assets at end of year..................................   $1,316     $1,305
                                                               ======     ======

    At December 31, 1999 and 1998, plan assets consist primarily of equity, bond and bank money market funds.

    The following table sets forth the plan's funded status as of December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Funded status...............................................    $225       $127
Unrecognized actuarial (gain) or loss.......................     (44)        59
Unrecognized net (asset) or obligation......................     (16)       (25)
                                                                ----       ----
Net amount recognized.......................................    $165       $161
                                                                ====       ====
Amounts recognized in the balance sheet:
Prepaid benefit liability...................................    $165       $161
                                                                ====       ====

8. INCOME TAXES

    During 1998 and 1997, the Company generated approximately $9,841,000 and $3,617,000 respectively, of net operating loss carryforwards for federal income tax purposes which are available to offset future taxable income. These carryforwards, which are expected to be fully utilized, expire in the year 2018 and 2017, respectively.

    Deferred income taxes are provided for the temporary differences between the financial statement and tax basis of the Company's assets and liabilities. Temporary differences consist primarily of differences

                           SPINNAKER INDUSTRIES, INC.

8. INCOME TAXES (CONTINUED)
in tax and book depreciation methods and lives and the timing of the deductibility of certain expenses. Cumulative differences at December 31, 1999 and 1998 are as follows:

                                                             1999                   1998
                                                         DEFERRED TAX           DEFERRED TAX
                                                     --------------------   --------------------
                                                      ASSET     LIABILITY    ASSET     LIABILITY
                                                     --------   ---------   --------   ---------
                                                                   (IN THOUSANDS)
Inventory..........................................   $  783     $   --      $  491     $   --
Tax over book depreciation.........................       --      3,808          --      2,521
Assets deducted for tax purposes...................       --        933          --        619
Compensation accruals..............................       83         --         322         --
Other reserves and accruals........................      541         --         590         --
Net operating loss carryforwards...................      850         --       2,482         --
                                                      ------     ------      ------     ------
Total gross deferred income taxes..................   $2,257     $4,741      $3,885     $3,140
                                                      ======     ======      ======     ======

    Significant components of the (provision) benefit for income taxes for the year ended December 31, 1999, 1998 and 1997 are as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Current:
  Federal...................................................   $   --     $  --      $  --
  State.....................................................       --        --        (57)
                                                               ------     -----      -----
Total current...............................................       --        --        (57)

Deferred:
  Federal...................................................    2,785       345       (109)
  State.....................................................     (354)     (136)        30
                                                               ------     -----      -----
                                                                2,431       209        (79)
                                                               ------     -----      -----
Income tax (provision) benefit..............................   $2,431     $ 209      $(136)
                                                               ======     =====      =====

    Reconciliation of the statutory federal income tax rate to the effective income tax rate for the year ended December 31, 1999, 1998 and 1997 follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Statutory federal rate......................................    34.0%      34.0%      34.0%
Increase (decrease) resulting from:
  Goodwill..................................................      --         --       (1.4)
  Meals and entertainment...................................    (0.5)      (1.5)      (3.3)
  State income taxes (net of federal tax effect)............    (3.1)       3.8       (3.3)
  Write-off of unrealizable deferred tax assets.............      --      (36.4)     (51.0)
  Other.....................................................     1.5        0.8        0.2
                                                                ----      -----      -----
Effective income tax rate...................................    31.9%       0.7%     (24.8)%
                                                                ====      =====      =====

                           SPINNAKER INDUSTRIES, INC.

8. INCOME TAXES (CONTINUED)
    The Company recorded a tax benefit of approximately $0.6 million for losses from discontinued operations in 1999, a tax provision of approximately $5.9 million on the gain on sale of discontinued operations in 1999, and tax benefits of approximately $1.7 million and $0.3 million in 1998 and 1997, respectively, on losses from discontinued operations. An income tax provision of approximately $0.4 million was recorded in 1999 related to the extraordinary gain from extinguishment of debt.

    Income taxes paid, net of refunds, was $278,000 in 1999. Income taxes refunded, net of payments was $166,000 in 1997.

9. RELATED PARTY TRANSACTIONS

    Lynch provides the Company with certain management services, which include executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. In connection therewith, the Company incurred management service costs of $100,000 in 1999, 1998 and 1997. In addition, Lynch Corporation has from time to time allocated additional charges to the Company for other direct services.

    The Company and BF entered into a Warrant Purchase Agreement in 1994, pursuant to which BF received warrants to purchase common stock of the Company at any time on or before June 10, 1999, subject to certain restrictions. On August 29, 1997, BF was issued approximately 150,000 shares of Common Stock and 150,000 shares of Class A Common Stock upon the exercise of the warrants at a price of $2.67 per warrant exercised. On September 22, 1997, BF was issued approximately 113,000 shares of Common Stock and 113,000 shares of Class A Common Stock upon the exercise of the warrants at a price of $2.67 per warrant exercised. As of December 31, 1997, there were approximately 228,499 warrants outstanding to purchase one share each of Class A Common Stock and Common Stock at a total price of $2.67 per warrant exercised (adjusted for the 3 for 2 stock splits in December 1995 and 1994, and a stock dividend in August 1996). On January 8, 1998, BF was issued 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock upon the exercise of the remaining warrants at a price of $2.67 per warrant exercised.

10. EARNINGS PER SHARE

    As of December 31, 1997, there were 228,499 Class "A" Warrants outstanding to purchase one share each of Class A Common Stock and Common Stock at a total price of $2.67 per warrant exercised. Shares related to the warrants were not included in the 1997, computation of diluted earnings per share because the effect would have been antidilutive.

    As of December 31, 1998 and 1997, there were 30,000 directors' options outstanding to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised and 10,000 director's options outstanding to purchase one share of Common Stock at a price of $27 per option exercised. Shares related to these options were not included in the 1998 or 1997 computation of diluted earnings per share because the effect would be antidilutive.

    During 1999, due to the resignation of certain directors, 10,000 directors' options to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised expired and 10,000 directors' options to purchase one share of Common Stock at a price of $27 per option exercised expired. As of December 31, 1999, there were 20,000 directors' options outstanding to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised.

                           SPINNAKER INDUSTRIES, INC.

10. EARNINGS PER SHARE (CONTINUED)
Shares related to these options were not included in the 1999 computation of diluted earnings per share because the effect would be antidilutive.

11. STOCK OPTION PLANS

    In accordance with the Company's directors stock option plan, the Company may grant stock options to directors who are not employees of the Company. In February 1996, the Company granted 30,000 stock options for the purchase of one share each of Common Stock and Class A Common Stock at a total price of $40 per option exercised (adjusted for the stock dividend in August 1996) to qualifying directors. The options vest over a two year period with 15,000 options becoming exercisable one year after the grant date and the remaining 15,000 options becoming exercisable two years after the grant date. The options expire on the fifth anniversary after the grant date or 30 days after the director ceases to be a director. In January of 1997, under the same terms, the Company issued 10,000 stock options for the purchase of one share of Common Stock at an exercise price of $27 per share. During 1999, two of the Company directors resigned and their related stock options expired. In addition, during 1999, there were 50,000 employee and officer options granted for the purchase of one share of Common Stock at a total price of $13.375 per option exercised. As permitted by SFAS No. 123, the Company elected to account for these options under APB No. 25 and as such no compensation expense was recorded because the option exercise price was not less than the market price at the date of grant.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.09% and 5.58% for 1997 and 1996, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0.50; and a weighted-average expected life of the options of 3 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The estimated weighted-average fair value per option is approximately $14.62 and $10.40 for the 1997 and 1996 options, respectively. The Company's pro forma effect on 1999, 1998 and 1997 operations is as follows:

                                      1999                     1998                   1997
                             -----------------------   --------------------   --------------------
                                          NET INCOME              NET LOSS               NET LOSS
                             NET INCOME   PER SHARE    NET LOSS   PER SHARE   NET LOSS   PER SHARE
                             ----------   ----------   --------   ---------   --------   ---------
                                                        (IN THOUSANDS)
As reported................   $12,075       $1.64      $(6,619)    $(0.92)    $(1,787)    $(0.28)
Pro forma..................   $ 9,310       $1.27      $(6,670)    $(0.93)    $(1,890)    $(0.30)

12. OTHER INCOME (EXPENSE)-NET

    On May 21, 1999, Spinnaker (parent) closed the sale of its Denver, Colorado, warehouse facility for approximately $2.4 million, resulting in a pre-tax gain of approximately $0.8 million. Also included in other income is approximately $1.5 million in interest income from short term investments made with proceeds from the Industrial Tape Sale.

                           SPINNAKER INDUSTRIES, INC.

13. SEGMENT INFORMATION

    The Company competes in three business segments, adhesive-backed label stock, industrial tape and industrial processing equipment. Identifiable assets of each industry segment are the assets used by the segment in its operations, excluding general corporate assets and intercompany balances. For the years ended December 31, 1999, 1998 and 1997, one customer accounted for $18.3 million, $17.7 million, and $21.4 million, respectively, of the adhesive-backed label stock segment's net sales.

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
                                                        (IN THOUSANDS)
NET SALES
  Adhesive-backed label stock.................  $155,112   $151,561   $106,787
  Industrial processing equipment.............     6,970      7,574      5,450
                                                --------   --------   --------
                                                $162,082   $159,135   $112,237
                                                ========   ========   ========
OPERATING PROFIT (LOSS)
  Adhesive-backed label stock.................  $  4,155   $  8,104   $  6,923
  Industrial process equipment................       321        180       (534)
  Unallocated corporate expenses..............    (2,894)    (3,006)    (2,279)
                                                --------   --------   --------
    Total consolidated operating profit.......     1,582      5,278      4,110
  Interest and other expenses.................    (9,199)    (8,293)    (4,659)
                                                --------   --------   --------
    Total consolidated pretax loss............  $ (7,617)  $ (3,015)  $   (549)
                                                ========   ========   ========
CAPITAL EXPENDITURES
  Adhesive-backed label stock.................  $  2,625   $  2,219   $  1,854
  Industrial processing equipment.............       151         76        104
  General corporate...........................        61         31        119
                                                --------   --------   --------
                                                $  2,837   $  2,326   $  2,077
                                                ========   ========   ========
DEPRECIATION AND AMORTIZATION
  Adhesive-back label stock...................  $  4,785   $  3,906   $  2,104
  Industrial process equipment................       152        274        180
  General corporate...........................       967        874        726
                                                --------   --------   --------
                                                $  5,904   $  5,054   $  3,010
                                                ========   ========   ========
ASSETS
  Adhesive-backed label stock.................  $105,674   $105,463   $ 47,188
  Industrial process equipment................     2,730      2,622      3,530
  General corporate and other.................    76,610      9,590     10,418
  Assets of discontinued operations...........        --    110,256     95,582
                                                --------   --------   --------
                                                $185,014   $227,931   $156,718
                                                ========   ========   ========

                           SPINNAKER INDUSTRIES, INC.

14. COMMITMENTS AND CONTINGENCIES

    Future minimum rental payments under long-term non-cancelable operating leases are as follows at December 31, 1999 (in thousands):

2000........................................................   $  165
2001........................................................      174
2002........................................................      174
2003........................................................      206
2004........................................................      206
Thereafter..................................................      172
                                                               ------
                                                               $1,097
                                                               ======

    Rent expense under operating leases were $1,146,000, $886,000 and $416,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company leases certain property and equipment, including warehousing and sales and distribution equipment, under operating leases that extend from one to ten years.

    In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material effect on the Company's financial condition or operations.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SPINNAKER INDUSTRIES, INC.

                                                       By:             /s/ RICHARD J. BOYLE
                                                            -----------------------------------------
                                                                         Richard J. Boyle
                                                             Title: MEMBER OF OFFICE OF THE CHAIRMAN
                                                                   AND CHIEF EXECUTIVE OFFICER

Date: March 29, 2000

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

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
              /s/ RICHARD J. BOYLE                Member of Office of the Chairman
     --------------------------------------         and Chief Executive Officer        March 29, 2000
                Richard J. Boyle                    (PRINCIPAL EXECUTIVE OFFICER)

           /s/ LOUIS A. GUZZETTI JR.
     --------------------------------------       Member of Office of the Chairman     March 29, 2000
             Louis A. Guzzetti Jr.

              /s/ MARIO J. GABELLI
     --------------------------------------       Member of Office of the Chairman     March 29, 2000
                Mario J. Gabelli

            /s/ NED N. FLEMING, III
     --------------------------------------       President, Chief Operating Officer   March 29, 2000
              Ned N. Fleming, III                   and Director

             /s/ CRAIG J. JENNINGS                Vice President, Finance and
     --------------------------------------         Treasurer (PRINCIPAL FINANCIAL     March 29, 2000
               Craig J. Jennings                    OFFICER)

           /s/ ANTHONIE C. VAN EKRIS
     --------------------------------------       Director                             March 29, 2000
             Anthonie C. van Ekris

              /s/ JOSEPH P. RHEIN
     --------------------------------------       Director                             March 29, 2000
                Joseph P. Rhein

              /s/ RALPH R. PAPITTO
     --------------------------------------       Director                             March 29, 2000
                Ralph R. Papitto

           SCHEDULE I: CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           SPINNAKER INDUSTRIES, INC.

                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets
  Cash and cash equivalents.................................  $    822   $     --
  Accounts receivable.......................................        --         25
  Subsidiary receivable, current portion....................        --        570
  Other current assets......................................     1,104        690
                                                              --------   --------
  Total current assets......................................     1,926      1,285

Restricted cash.............................................    56,026         --
Office equipment (net of depreciation)......................        65      1,714
Subsidiary receivable.......................................    57,184     85,444
Investment in subsidiaries..................................    16,861     31,607
Other assets................................................     8,284      5,620
                                                              --------   --------
  Total assets..............................................  $140,346   $125,670
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities....................  $  4,444   $  2,913
Payable to subsidiaries.....................................     1,046        952
Senior Notes................................................   115,000    115,000
Deferred income taxes.......................................        38     (1,541)
Total shareholders' equity..................................    19,818      8,346
                                                              --------   --------
  Total liabilities and shareholders' equity................  $140,346   $125,670
                                                              ========   ========

            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           SPINNAKER INDUSTRIES, INC.

                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Interest and dividends......................................  $ 2,117    $    33    $    11
Management fees and interest income from subsidiaries.......   12,164     15,072     14,618
                                                              -------    -------    -------
Total income................................................   14,281     15,105     14,629

Cost and expenses:
  Unallocated corporate administrative expense..............    2,940      3,006      2,279
  Interest expense and other................................   11,772     12,752     12,412
                                                              -------    -------    -------
Total cost and expenses.....................................   14,712     15,758     14,691
                                                              -------    -------    -------
Loss before income taxes, equity in net income of
  subsidiaries and discontinued operations..................     (431)      (653)       (62)
Income tax provision (benefit)..............................   (1,887)       501        130
                                                              -------    -------    -------
Income (loss) before equity in losses of subsidiaries and
  discontinued operations...................................    1,456     (1,154)      (192)
Equity in losses of subsidiaries............................   (6,642)    (1,652)      (493)
Discontinued operations:
Loss from discontinued operations, net of income tax
  provision.................................................   (1,438)    (3,813)    (1,102)
Gain on sale of discontinued operations, net of income tax
  provision.................................................   18,096         --         --
                                                              -------    -------    -------
Income (loss) from discontinued operations..................   16,658     (3,813)    (1,102)
                                                              -------    -------    -------
Net income (loss)...........................................  $11,472    $(6,619)   $(1,787)
                                                              =======    =======    =======

           SCHEDULE I: CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           SPINNAKER INDUSTRIES, INC.

                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Gain on sale of industrial tape segment.....................  $(18,096)   $  --      $  --
Other non-cash items and working capital changes............    (3,567)    (278)       106
                                                              --------    -----      -----
Cash provided by (used in) operating activities.............   (21,663)    (278)       106
Investing activities:
  Proceed from sale of industrial tape segment..............   104,611       --         --
  Proceeds from sale of warehouse facility..................     2,403       --         --
  Purchases of office equipment.............................       (61)     (31)      (119)
  Restricted cash...........................................   (56,026)      --         --
                                                              --------    -----      -----
Net cash used in investing activities.......................    50,927      (31)      (119)
Financing activities:
  Advances to/from subsidiaries, net........................   (27,985)     194       (580)
  Deferred financing costs..................................      (457)    (726)        --
  Exercise of warrants......................................        --      610        702
  Other.....................................................        --       --       (160)
                                                              --------    -----      -----
Net cash provided by (used in) financing activities.........   (28,442)      78        (38)
                                                              --------    -----      -----
Total decrease in cash and cash equivalents.................       822     (231)       (51)
Cash and cash equivalents at beginning of year..............        --      231        282
                                                              --------    -----      -----
Cash and cash equivalents and restricted cash at end of
  year......................................................  $    822    $  --      $ 231
                                                              ========    =====      =====

                     SCHEDULE I SPINNAKER INDUSTRIES, INC.

                                (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

    In the parent company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in net income (loss) of subsidiaries since the date of acquisition. The Company's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income (loss) using the equity method.

    Spinnaker Electrical, an unrestricted subsidiary of the Company, holds an investment in the Senior Notes at December 31, 1999. The consolidated financial statements reflect an extraordinary gain from the early retirement of debt resulting from the consolidation of the Company's Guarantors (restricted subsidiaries) and Spinnaker Electrical. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.
       -------
         3.1            Restated Certificate of Incorporation of the Registrant
                          (filed as Exhibit 3(i) to the Registrant's Annual Report
                          on Form 10-K for the fiscal year ended December 31, 1994).
         3.2            Bylaws of the Registrant (filed as Exhibit 3(ii) to the
                          Registrant's Annual Report on Form 10-K for the fiscal
                          year ended December 31, 1994).
         4.1            Indenture dated October 23, 1996, among the Registrant,
                          Spinnaker Coating, Inc. (f/k/a Brown-Bridge
                          Industries, Inc.), Central Products Company, and
                          Entoleter, Inc., and The Chase Manhattan Bank, as Trustee
                          (filed as Exhibit 4.3 to the Registrant's Current Report
                          on Form 8-K dated November 7, 1996).
         4.2            Supplemental Indenture dated March 17, 1998, among the
                          Registrant, Spinnaker Coating, Central Products Company,
                          Entoleter, Inc., and Spinnaker Coating-Maine, Inc. (filed
                          as Exhibit 99.6 to the Registrant's Current Report on Form
                          8-K dated March 30, 1998).
        10.1            Commercial Loan Open End Mortgage Deed and Security
                          Agreement and Commercial Mortgage Note dated July 1, 1988
                          in the amount of $1,100,000 to Centerbank (formerly
                          Connecticut Savings Bank)(filed as Exhibit 10.1 to the
                          Registrant's Annual Report on Form 10-K for the fiscal
                          year ended December 31, 1994).
        10.2            Agreement for the Allocation of Income Tax Liability between
                          Lynch Corporation and its Consolidated Subsidiaries, dated
                          December 18, 1988, between Lynch Corporation and Safety
                          Railway Service Corporation (filed as Exhibit 10.10 to the
                          Registrant's Annual Report on Form 10-K for the fiscal
                          year ended December 31, 1994).
        10.3            Agreement, dated October 3, 1995, between the Registrant and
                          Lynch Corporation (filed as Exhibit 7.8 to the
                          Registrant's Current Report on Form 8-K dated October 18,
                          1995).
        10.4            Agreement and Plan of Merger (Brown-Bridge Minority
                          Interest), by and among the Registrant, BB Merger Corp.,
                          Brown-Bridge Industries, Inc., and the stockholders of
                          Brown-Bridge Industries, Inc. listed on Exhibit A thereto
                          (filed as Exhibit 99.2 to the Registrant's Current Report
                          on Form 8-K dated November 7, 1996).
        10.5            Refinanced Credit Agreement among Spinnaker Coating, Inc.,
                          Spinnaker Coating-Maine, Inc., and Entoleter, Inc. as
                          Borrowers, the Registrant, as Guarantor, each of the
                          financial institutions listed on Schedule 1 thereto, and
                          Transamerica Business Credit Corporation, as Agent, dated
                          August 9, 1999(1).
        10.6            First Amendment to the Refinanced Credit Agreement dated
                          September 29, 1999(1).
        10.7            Second Amendment to the Refinanced Credit Agreement dated
                          December 3, 1999(1).
        10.8            Third Amendment to the Refinanced Credit Agreement dated
                          March 28, 2000(1).
        10.9            Asset Purchase Agreement, dated as of November 18, 1997, by and between the Registrant and S.D. Warren Company ("SDW")
                          (filed as Exhibit 2.1 to the Registrant's Current Report
                          on Form 8-K dated March 30, 1998).
        10.10           First Amendment to Asset Purchase Agreement, dated
                          March 17, 1998 by and between the Registrant and SDW
                          (filed as Exhibit 2.2 to the Registrant's Current Report
                          on Form 8-K dated March 30, 1998).
        10.11           Subordinated Note issued to SDW in the original principal
                          amount of $7 million, dated March 17, 1998, bearing
                          interest at a rate of 10% per annum (filed as Exhibit 4.1
                          to the Registrant's Current Report on Form 8-K dated
                          March 30, 1998).
        10.12           Site Lease Agreement, dated March 17, 1998, between the
                          Registrant and SDW (filed as Exhibit 99.2 to the
                          Registrant's Current Report on Form 8-K dated March 30,
                          1997).
        10.13           Site Separation and Services Agreement, dated March 17,
                          1998, by and between the Registrant and SDW (filed as
                          Exhibit 99.1 to the Registrant's Current Report on Form
                          8-K dated March 30, 1998).
        21              Subsidiaries of the Registrant.(1)
        23.1            Consent of Ernst & Young LLP.(1)
        27              Financial Data Schedule.(1)

------------------------

(1) Filed herewith.