Form 10-Q
period 2000-03-31
SPINNAKER INDUSTRIES INC
filed 2000-05-15
CIK 314865

                                    FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 2000
                              --------------------------------------------------

Commission file number                     2-66564
                      ---------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

                           SPINNAKER INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                           06-0544125
-------------------------------                        -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1700 PACIFIC AVENUE, SUITE 1600, DALLAS, TX                       75201
-------------------------------------------            -------------------------
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

                             Yes __X__     No _____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE                  3,775,680 SHARES
------------------------------------        ------------------------------------
Class                                       Outstanding at March 31, 2000

CLASS A COMMON STOCK, NO PAR VALUE          3,566,067 SHARES
------------------------------------        ------------------------------------
Class                                       Outstanding at March 31, 2000

SPINNAKER INDUSTRIES, INC.


INDEX
--------------------------------------------------------------------------------

                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I   FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     March 31, 2000 and December 31, 1999                         3

                  Condensed Consolidated Statements of Operations
                     for the Three Month Period Ended
                     March 31, 2000 and 1999                                      4

                  Condensed Consolidated Statements of Cash Flows
                     for the Three Months Ended March 31, 2000 and 1999           5

                  Notes to Condensed Consolidated Financial Statements            6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                         10

PART II           OTHER INFORMATION

Item 6.           Exhibits                                                       13

PART 1. - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31, 2000         DECEMBER 31, 1999
                                                                                  (Unaudited)               (Note)
                                                                                  -----------            -----------
ASSETS                                                                                    ($ in thousands)
Current assets:
     Cash and cash equivalents                                                    $    17,768            $    11,318
     Accounts receivable, net                                                          21,070                 20,036
     Inventories, net                                                                  25,320                 25,920
     Prepaid expenses and other                                                         2,589                  2,519
                                                                                  -----------            -----------
Total current assets                                                                   66,747                 59,793

Restricted cash                                                                        20,907                 56,026

Property plant and equipment:
     Land                                                                                 573                    573
     Buildings and improvements                                                         8,012                  7,999
     Machinery and equipment                                                           45,565                 44,991
     Accumulated depreciation                                                         (15,995)               (14,977)
                                                                                  ---------------        ---------------
                                                                                       38,155                 38,586

Goodwill, net                                                                          21,822                 22,020
Other assets                                                                            7,134                  8,589
                                                                                  -----------            -----------


TOTAL ASSETS                                                                      $   154,765            $   185,014
                                                                                  ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                             $    13,031            $    12,387
     Accrued liabilities                                                                7,711                  7,553
     Current portion of long term debt                                                    674                    686
     Working capital revolver                                                          20,846                 20,504
     Other current liabilities                                                          3,644                  2,399
                                                                                  -----------            -----------
Total current liabilities                                                              45,906                 43,529

Long term debt, less current portion                                                   82,223                115,595
Deferred income taxes                                                                   3,890                  3,890
Pension liabilities                                                                     1,611                  1,579


Stockholders' equity:
     Common stock                                                                       3,124                  3,124
     Additional paid-in capital                                                        15,867                 15,867
     Retained earnings                                                                  2,256                  1,542
     Less treasury stock                                                                 (112)                  (112)
                                                                                  -----------            -----------
Total stockholders' equity                                                             21,135                 20,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   154,765            $   185,014
                                                                                  ===========            ===========

NOTE: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements, which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

($ in thousands, except per share data)                                      Three Months Ended
                                                                                   March 31,
                                                                         ----------------------------
                                                                            2000              1999
                                                                         -----------      -----------
Net sales                                                                $    41,845      $    40,197

Cost of sales                                                                 38,787           36,955
                                                                         -----------      -----------

   Gross margin                                                                3,058            3,242

Selling, general and administrative expense                                    3,396            3,028
                                                                         -----------      -----------

   Income (loss) from operations                                                (338)             214

Interest expense                                                               3,364            2,157
Interest income                                                                  673                5
Other income (expense) - net                                                     (10)             (12)
                                                                         -----------      -----------

   Loss from continuing operations before income taxes,
     discontinued operations and extraordinary gain                           (3,039)          (1,950)

Income tax benefit                                                             1,118              702
                                                                         -----------      -----------

   Loss from continuing operations before discontinued
     operations and extraordinary gain                                        (1,921)          (1,248)

Discontinued operations (Note 1):
   Loss from discontinued operations, net of  income tax
     benefit                                                                      --           (1,082)
                                                                         -----------      -----------

   Loss before extraordinary gain from early extinguishment
     of debt                                                                  (1,921)          (2,330)

Extraordinary gain from early extinguishment of debt,
   net of income tax provision                                                 2,635               --
                                                                         -----------      -----------

     Net income (loss)                                                   $       714      $    (2,330)
                                                                         ===========      ===========

Earnings per common share - basic and assuming dilution:

Weighted average shares outstanding                                      $     7,342      $     7,342
                                                                         ===========      ===========

   Loss per common share from continuing operations                      $     (0.26)     $     (0.17)
   Loss per common share from discontinued operations                              -            (0.15)
   Extraordinary gain from early extinguishment of debt                         0.36               --
                                                                         -----------      -----------
   Net income (loss) per common share                                    $      0.10      $     (0.32)
                                                                         ===========      ===========


See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             ---------------------------------
($ in thousands)                                                                  2000                1999
                                                                             -------------       -------------
Operating activities:
Net income (loss)                                                            $         714       $      (2,330)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                    1,018                 984
     Amortization of goodwill and deferred financing costs                             477                 403
     Extraordinary gain from early extinguishment of debt                           (2,635)                 --
     Changes in operating assets and liabilities
       Accounts receivable                                                          (1,034)                (14)
       Inventories                                                                     600              (2,927)
       Prepaid expenses and other assets                                               (90)                 (1)
       Accounts payable, accrued liabilities, and
         other current liabilities                                                     502               5,732
       Discontinued operations - non-cash charges and
         working capital changes                                                        --               4,966
                                                                             -------------       -------------

Net cash provided by (used in) operating activities                                   (448)              6,813
                                                                             -------------       -------------

Investing activities:
   Purchase of property, plant and equipment                                          (587)               (652)
   Proceeds from sale of short term investments                                     35,119                  --
   Investing activities of discontinued operations                                      --                (671)
   Other                                                                                12                 (39)
                                                                             -------------       -------------

Net cash used in investing activities                                               34,544              (1,362)
                                                                             -------------       -------------

Financing activities:
   Proceeds (payments) on revolving credit facilities, net                             342              (5,232)
   Principal payments on long term debt and leases                                 (27,919)                (23)
   Deferred financing costs                                                            (69)               (123)
   Financing activities of discontinued operations                                      --                 (73)
                                                                             -------------       -------------

Net cash provided by (used in) financing activities                                (27,646)             (5,451)
                                                                             -------------       -------------

Increase in cash and cash equivalents                                                6,450                  --

Cash and cash equivalents at beginning of period                                    11,318                  --
                                                                             -------------       -------------

Cash and cash equivalents at end of period                                   $      17,768       $          --
                                                                             =============       =============

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include Spinnaker Industries, Inc. and its wholly owned subsidiaries, Spinnaker Coating, Inc. ("Spinnaker Coating"), Entoleter, Inc. and Spinnaker Electrical Tape Company ("Spinnaker Electrical") (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

On August 10, 1999 and July 30, 1999, the Company completed the sale of its two industrial tape units, Central Products Company ("Central Products") and Spinnaker Electrical, respectively ("Industrial Tape Sale:"), which together comprised its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape"). As a result, the Company's industrial tape segment is being reported as a discontinued operation in the accompanying consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.   ACQUISITIONS

In October 1996, the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Common Stock. As additional consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment ("Contingent Value Rights" or "CVRs"), which is exercisable at any time during the period beginning October 1, 1998 and ending September 30, 2000.

On May 4, 2000, Spinnaker Electrical acquired all of the CVRs held by the former minority ownership group of Spinnaker Coating for $500,000 in cash.

3.   INVENTORIES

Of inventory values at March 31, 2000 and December 31, 1999, approximately 98% are valued using a specific identification method with the remaining inventories are valued using the first-in, first-out method (FIFO). Inventories consist of the following at March 31, 2000, and December 31, 1999:

                                                                       2000                1999
                                                                  --------------      -------------
                                                                            (in thousands)
              Finished goods                                      $       16,375      $      16,204
              Work-in-process                                                666                860
              Raw materials and supplies                                   8,279              8,856
                                                                  --------------      -------------
                                                                  $       25,320      $      25,920
                                                                  ==============      =============

4.   LONG-TERM DEBT AND WORKING CAPITAL REVOLVER

On October 23, 1996, the Company issued $115,000,000 aggregate principal amount of 10 3/4% Senior Secured Notes (the "Senior Notes") due 2006. The Senior Notes are redeemable, in whole or in part, at the option of the Company on or after October 15, 2001, at redemption prices beginning at 105.375% of the principal amount and declining each year thereafter to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. Prior to the Industrial Tape Sale, Spinnaker Coating, Central Products and Entoleter ("Guarantors") unconditionally guaranteed the Senior Notes, jointly and severally. Any proceeds from the sale of Central Products ("Restricted Proceeds") that are not invested in any business, capital expenditure or other tangible assets in the Permitted Businesses, as defined by the Indenture for the Senior Notes, within 270 days after the closing of the sale of Central Products or that are not used to permanently reduce indebtedness (other than subordinated debt) shall be used to repurchase the Senior Notes on a pro rata basis as required by the Indenture.

The following is a summary of long term debt of the Company at March 31, 2000, and December 31, 1999:

                                                                                           2000                  1999
                                                                                       ------------         ------------
                                 (in thousands)
         10 3/4% Senior Secured Notes, due 2006 with interest
         payable semi-annually each April 15 and October 15                            $     75,215         $    108,585

         10% Subordinated Note with PIK interest and principle
         payable on August 15, 1999 and March 31, 2000                                        7,000                7,000

         9 1/4% mortgage note from bank, payable on demand,
         secured by certain property of Entoleter                                               668                  680

         Capital lease obligations                                                               14                   16
                                                                                        -----------         ------------
                                                                                             82,897              116,281
         Less current maturities                                                               (674)                (686)
                                                                                        -----------         ------------
                                                                                        $    82,223         $    115,595
                                                                                        ===========         ============


Spinnaker Electrical, an unrestricted subsidiary, is not a guarantor of the Senior Notes. During the fourth quarter of 1999, Spinnaker Electrical purchased a total of $6.4 million of the outstanding Senior Notes on the open market at an average price of 81.5% of par value, resulting in a gain of approximately $1.2 million.

During the first quarter of 2000, the Company, utilizing Restricted Proceeds, purchased $33.4 million (par value) of the outstanding Senior Notes on the open market at an average price of 83.6% of par value, resulting in a gain of approximately $5.5 million. In addition, the Company purchased all of the Senior Note holdings of Spinnaker Electrical at 81.5% of par value, plus accrued interest, representing Spinnaker Electrical's cost basis.

Subsequent to March 31, 2000, the Company, utilizing Restricted Proceeds, purchased an additional $24.1 million (par value) of the outstanding Senior Notes on the open market at an average price of 82.3% of par value, resulting in a gain of approximately $4.2 million. The Senior Note purchases to date and capital expenditures in the business have fully utilized the Restricted Proceeds.

The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary. In conjunction with the Industrial Tape Sale, the Company's revolving credit facility (the "Spinnaker Credit Facility") was refinanced and the aggregate facility was decreased to $40 million from $60 million. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month based on an annual rate of 0.375%. All outstanding borrowings under the Spinnaker Credit Facility bear interest at the prime interest rate plus 1.00% or LIBOR (London Interbank Offered Rate) plus 2.50%. In conjunction with the Industrial Tape Sale, all outstanding borrowings under a separate $5 million revolving credit agreement for Spinnaker Electrical ("Electrical Credit Facility") were paid and the agreement was terminated. For the three month period ended March 31, 2000, the weighted average interest rate for the facility's borrowings was approximately 9%. The Company carries over 76% of the outstanding Spinnaker Credit Facility borrowings in LIBOR instruments. The Company had cash advances outstanding of approximately $20.8 million and available borrowings of approximately $10.9 million under the Spinnaker Credit Facility as of March 31, 2000. Cash collections are swept against the facility's outstanding balance.

In conjunction with the acquisition of Spinnaker Coating-Maine ("Coating-Maine"), the Company issued a convertible subordinated promissory note (the "Coating Note") to its former owners with an original principal amount of $7.0 million, bearing payment-in-kind ("PIK") interest at 10% per annum. The
Note is convertible for shares of Common Stock on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25 per share), subject to adjustment as set forth below. The Note's PIK feature allowed the Company to pay the first year's interest payment by issuing an additional subordinated convertible note having similar terms; in the future, interest is payable in cash provided the Company is not in default, after giving pro forma effect for the payment, of covenants under the Spinnaker Credit Facility. If the Company is prohibited from paying interest due in cash, the Company will continue to PIK the interest owed. Principal payments were due on March 31, 1999 and 2000 if the Company was not in default of covenants under the Spinnaker Credit Facility and had availability in excess of $15 million under the Spinnaker Credit Facility after giving effect for the payment. The Company was prohibited from making those principal payments due to insufficient pro forma availability. The outstanding principal is considered due on demand, however, is still restricted under the conditions described above. If the Company is prohibited from paying interest due in cash, the Company will continue to PIK the interest owed. In any event, the Note and remaining unpaid interest will mature on January 31, 2002.

In conjunction with the acquisition of the Company's electrical tape business, Spinnaker Electrical issued $4.5 million in term debt which bears interest at the lower of prime plus 0.50% or LIBOR plus 2.50% per annum. In addition, the Company issued a twelve month subordinated seller note to tesa tape, inc. ("tesa Note") with an original principal amount of $0.5 million, bearing PIK interest at the federal funds rate. Principal and unpaid interest under these obligations were paid with the proceeds from the sale of Spinnaker Electrical. The subordinated note was repaid net of a 10% discount resulting in a gain of $50,000.

Proceeds from the sale of Central Products satisfied transaction costs and repaid approximately $18.2 million of the working capital revolver debt.

Proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary, repaid approximately $6.9 million of term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds are available for general purposes, which may include purchasing additional Senior Notes in the open market. Other options include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase shares of The Company's Common Stock.

5.   EARNINGS PER SHARE

As of March 31, 1999, there were 20,000 directors' options to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised and 10,000 directors' options to purchase one share of Common Stock at a price of $27 per option exercised.

Subsequent to March 31, 1999, due to the resignation of a director, 10,000 directors' options to purchase one share of Common Stock at a price of $27 per option exercised expired. As of March 31, 2000, there were 20,000 directors' options to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised. In addition, there are 50,000 of employees' and officers' options to purchase one share of Common Stock at a total price of $13.375 per option exercised.

Shares related to these options were not included in the computation of diluted earnings per share for the periods ended March 31, 2000 or 1999 because the effect would be antidilutive.

6.   DISCONTINUED OPERATIONS

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

The sale of Central Products and Spinnaker Electrical assets closed on August 10, 1999 and July 30, 1999, respectively. The Company recorded pre-tax gains from the sales of approximately $27 million. The Company offset a substantial portion of the cash tax liability by utilizing net operating loss carryforwards. The net proceeds from the sale of Central Products, a restricted subsidiary, were used to repurchase a total of approximately $63.9 million of Senior Notes.

The Company has restated its prior period financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment net sales were $29.5 million for the three month period ended March 31, 1999, and $69.5 million, $121.8 million and $119.7 million for fiscal years ended December 31, 1999, 1998 and 1997, respectively.

General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Historical expenses allocated back to continuing operations totaled $0.4 million three month period ended March 31, 1999.

Interest expense attributed to the Senior Notes and related deferred financing has historically been allocated based on the pro rata share of subsidiary debt obligations retired with the proceeds from the issuance of the Senior Notes, to total debt obligations retired. The Senior Note proceeds were used to extinguish certain outstanding term and revolver obligations in October 1996. Interest expenses charged to the discontinued industrial tape segment totaled $2.1 million in the three month period ended March 31, 1999.

Interest expense from continuing operations is subject to certain matters associated with the use of the net proceeds from the sales of Central Products and Spinnaker Electrical, including retirement of senior debt or investments in the Permitted Businesses as defined under the Indenture. As a result, interest expense, as presented on a historical basis, may not necessarily be indicative of interest expense of continuing operations for the three month period ended March 31, 1999.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET SALES

The Company's net sales for the quarter ended March 31, 2000 were $41.8 million, compared to $40.2 million in the corresponding 1999 period. The increase in net sales for 2000 is attributed to recent product releases and new business with the Bureau of Printing and Engraving ("BEP"), partially offset by lower average unit pricing resulting from increased capacity in the domestic market. The release of new products to serve a changing technology market and higher unit sales of pressure sensitive postage paper stock increased sales. Unit sales of pressure sensitive postage paper stock were impacted by orders for certain cartoon theme stamps previously sourced by a competitor.

GROSS MARGIN

Gross margin as a percentage of net sales in 2000 was approximately 7.7% compared to 8.9% in the corresponding 1999, net of charges impacting comparability of periods. The 2000 gross margins were lower due to competitive pricing in the adhesive-backed materials industry, changes in sales mix, and the timing and new pricing of the current postage contract.

Charges impacting comparability between periods relate to severance and termination benefits associated with the termination of indirect manufacturing personnel at Spinnaker Coating in both 2000 and 1999. The 2000 first quarter charge totaled approximately $0.2 million, all of which was reflected in manufacturing burden. The 1999 first quarter charge totaled approximately $0.5 million, of which approximately $0.4 million was reflected in manufacturing burden and the balance in selling, general and administrative expense.

New manufacturing capacity continues to increase domestic market competition, and the product technology transition has resulted in changes in sales mix which contributed to lower average selling prices in pressure sensitive labels, leading to product substitution. The current postage contract, a five-year $75 million agreement, was awarded late in the first quarter of 1999 and contained new pricing and product mix, which became effective immediately.

INCOME (LOSS) FROM OPERATIONS

Income from operations in 2000 was approximately $0.2 million compared to approximately $0.7 million in 1999, net of charges impacting comparability of periods. The 2000 operating results reflect lower gross margins, increased depreciation and amortization associated with capital expenditures, and one-time charges associated with the transition of corporate office responsibilities to Spinnaker Coating.

In addition to the charges recorded against gross margin (see GROSS MARGIN), the Company recorded a one-time charge of $350,000, primarily severance and termination benefits, associated with the transition of corporate office responsibilities to Spinnaker Coating and the closing of the Dallas office.

INTEREST EXPENSE

Interest expense for 2000 was approximately $3.4 million, an increase of approximately $1.2 million from the corresponding 1999 period. The increase is attributed to certain Senior Note interest expense, included in continuing operations, historically allocated to the Industrial Tape segment. Subsequent to the Industrial Tape Sale, Senior Note interest expense in continuing operations increased as the Company continues to evaluate all its alternatives and options related to the Restricted Proceeds.

INCOME TAXES

The Company's first quarter 2000 income tax rate for federal and state income taxes reflects an annual effective tax rate of approximately 37% for continuing operations. The estimated annual effective tax rate varies from statutory rates due to the impact of non-deductible permanent tax differences on estimated annual earnings before tax.

The Company has approximately $2.2 million of net operating loss carryforwards available to offset future taxable income in 2000. These net operating loss carryforwards and net operating losses generated in the current year are anticipated to offset a significant portion of the extraordinary gains realized in 2000 on the early extinguishment of debt.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company has approximately $17 million of unrestricted cash and net availability of approximately $6 million under the revolving credit facility as of May 5, 2000. The Company's $40 million revolving credit facility, which was decreased from $60 million in connection with the Industrial Tape Sale ("Spinnaker Credit Facility"), expires December 31, 2001.

The Company's cash used in operating activities for the first quarter of 2000 was approximately $0.5 million, compared to approximately $6.8 million of cash provided by operations in the corresponding 1999 period. The 1999 cash generation is primarily attributed to the implementation of improved cash management procedures, including the standardization of payment policies.

The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At March 31, 2000, the combined effective interest rate in effect was approximately 9%.

Net proceeds from the sale of Central Products are available to prepay indebtedness (other than subordinated debt) of the Company, invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Since December 31, 1999, the Company has utilized the Restricted Proceeds to purchase approximately $63.9 million (par value) of outstanding Senior Notes on the open market at an average price of 83.9%, plus accrued and unpaid interest. The Senior Note purchases to date and capital expenditures in the business have fully utilized the Restricted Proceeds.

The Senior Note purchases have reduced the Senior Note outstanding borrowing's to approximately $51.1 million, which lowers the semi-annual interest payment to approximately $2.75 million. The Company anticipates having sufficient availability under the Spinnaker Credit Facility based on its current operations to meet its interest obligation.

Remaining net proceeds of approximately $15 million from the sale of assets of Spinnaker Electrical, which are not restricted under the Indenture, are available for general purposes, which may include purchasing additional Senior Notes in the open market. Other options include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase shares of Spinnaker Common Stock.

In connection with the Coating-Maine acquisition, the Company issued a promissory note ("Warren Note") to Warren in the original principal amount of $7.0 million. The Warren Note bears interest at the rate of 10%, and includes a PIK feature that allows the Company to pay the first year's interest payment by issuing an additional subordinated note under similar terms as the Warren Note. The Company may also issue such a PIK note if at a future interest payment date a default or event of default exists, or would be caused by the payment of such interest in cash, under the Spinnaker Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Spinnaker Credit

Facility and Senior Notes. The Warren Note matures on January 31, 2002, however, it can be prepaid earlier if certain conditions or events occur.

CAPITAL RESOURCES. The Company budgeted capital expenditures of approximately $2.5 to $3.0 million for 2000, however, at March 31, 2000 the Company had commitments for a minor portion of such capital expenditures. Capital expenditures for continuing operations during the three months ended March 31, 2000 were $0.6 million. The Company anticipates that it will have sufficient cash flow from continuing operations and availability under the Spinnaker Credit Facility to fund its commitments for such capital expenditures at March 31, 2000, as well as the additional capital expenditures budgeted for 2000.

OTHER

In October 1996, the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment, issuance of Spinnaker common stock and a right to a contingent payment ("Contingent Value Rights" or "CVRs"). The contingent payment is based on the fair market value of the capital stock of Spinnaker Coating, less the consideration received at closing. The CVRs expire September 30, 2000.

On May 4, 2000, the Company, through Spinnaker Electrical, acquired all the Contingent Value Rights held by the former minority ownership group of Spinnaker Coating for $500,000 in cash.

The Company has approximately $82.2 million of Senior Notes with a fixed interest rate and approximately $20.8 million of revolving credit debt with an interest rate that fluctuates with the market. An increase or decrease of 0.5% in the revolver interest rate would impact interest expense approximately $104,000.

YEAR 2000

The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or with the products and services of third parties. The Company will continue to monitor its mission critical IT and non-IT system and the impact of the Year 2000 on its suppliers and vendors throughout the Year 2000 to insure that any latent Year 2000 matters that may arise are addressed promptly.

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

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
(A)      EXHIBITS

10.1 Fourth Amendment, dated April 17, 2000, to the Spinnaker Credit Agreement among Spinnaker Coating, Inc., Spinnaker Coating - Maine, Inc., and Entoleter, Inc. as Borrowers, the Registrant, as Guarantor, each of the financial institutions listed on Schedule I thereto, and Transamerica Business Credit Corporation, as Agent, dated August 9, 1999. (1)

27.      Financial Data Schedule (1)

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


                                     SPINNAKER INDUSTRIES, INC.
                                     -----------------------------------------
                                     (Registrant)




                                     /S/ CRAIG J. JENNINGS
                                     -----------------------------------------
                                     Craig J. Jennings
                                     Vice President, Finance and Treasurer


Date:    May 15, 2000

                                  EXHIBIT INDEX

EXHIBIT  PAGE NO.                                                                                                 SEQUENTIAL
-------  --------
10.1     Fourth Amendment, dated April 17, 2000, to the Spinnaker Credit
         Agreement among Spinnaker Coating, Inc., Spinnaker Coating - Maine,
         Inc., and Entoleter, Inc. as Borrowers, the Registrant, as Guarantor,
         each of the financial institutions listed on Schedule I thereto, and Transamerica Business Credit Corporation, as Agent, dated August 9,
         1999. (1)

27.      Financial Data Schedule