Form 10-Q
period 2000-06-30
SPINNAKER INDUSTRIES INC
filed 2000-08-08
CIK 314865

FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000


Commission file number              2-66564


                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from             to


                         Spinnaker Industries, Inc.
            (Exact name of Registrant as specified in its charter)

        Delaware                                          06-0544125
(State or other jurisdiction of
 incorporation or organization)                  (I.R.S. Employer
                                                  Identification No.)

518 East Water Street, Troy, OH                            45373
(Address of principal executive offices)                  (Zip Code)

                              (937) 332-6667
             (Registrant's telephone number, including area code)

1700 Pacific  Avenue,  Suite 1600,  Dallas,  TX 75201
(Former name,  former  address and former fiscal year, if changed since last report.)

Indicate check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes      X       No
                                                         ----            -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value                  3,775,680 shares
Class                                       Outstanding at June 30, 2000

Class A Common Stock, No Par Value          3,566,067 shares
Class                                       Outstanding at June 30, 2000

SPINNAKER INDUSTRIES, INC.


INDEX
                                                                       PAGE
                                                                      NUMBER

PART I    FINANCIAL INFORMATION

Item 1    Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
            June 30, 2000 and December 31, 1999                          3

          Condensed Consolidated Statements of Operations
            for the Three Month and Six Month periods
            ended June 30, 2000 and 1999                                 4

          Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2000 and 1999              5

          Notes to Condensed Consolidated Financial Statements           6

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10

PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders            14

Item 6.   Exhibits                                                       14

PART 1. - FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
                                          June 30, 2000    December 31, 1999
                                          -------------    -----------------
                                           (Unaudited)          (Audited)
ASSETS                                         ($ in thousands)
Current assets:
     Cash and cash equivalents ...........   $  15,537    $  11,318
     Accounts receivable, net ............      20,990       20,036
     Inventories, net ....................      27,191       25,920
     Prepaid expenses and other ..........       2,465        2,519
                                             ---------    ---------
Total current assets .....................      66,183       59,793
Restricted cash ..........................        --         56,026
Property plant and equipment:
     Land ................................         573          573
     Buildings and improvements ..........       8,017        7,999
     Machinery and equipment .............      45,865       44,991
        Accumulated depreciation .........     (17,083)     (14,977)
                                             ---------    ---------
                                                37,372       38,586

Goodwill, net ............................      22,118       22,020
Other assets .............................       6,146
                                             ---------    ---------
                                                              8,589
TOTAL ASSETS .............................   $ 131,819    $ 185,014
                                             =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................   $  13,477    $  12,387
     Accrued liabilities .................       7,806        7,553
     Current portion of long term debt ...         660          686
     Working capital revolver ............      23,379       20,504
     Other current liabilities ...........       1,053        2,399
                                             ---------    ---------
Total current liabilities ................      46,375       43,529

Long term debt, less current portion .....      58,141      115,595
Deferred income taxes ....................       3,884        3,890
Pension liabilities ......................       1,650        1,579

Stockholders' equity:
     Common stock ........................       3,124        3,124
     Additional paid in capital ..........      15,867       15,867
     Retained earnings ...................       2,890        1,542
     Treasury stock ......................        (112)        (112)
                                             ---------    ---------
Total stockholders' equity ...............      21,769       20,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 131,819    $ 185,014
                                             =========    =========

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




SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share data)
                                                             Three Months Ended     Six Months Ended
                                                                  June 30,               June 30,
                                                            --------------------    -------------------
                                                              2000        1999        2000         1999
                                                            --------    --------    --------   ---------
Net sales ...............................................   $ 38,456    $ 39,543    $ 80,301    $ 79,740
Cost of sales ...........................................     35,385      36,076      74,172      73,031
                                                            --------    --------    --------    --------
Gross margin ............................................      3,071       3,467       6,129       6,709
Selling, general and administrative expense .............      2,935       2,948       6,331       5,976
                                                            --------    --------    --------    --------

Income (loss) from operations ...........................        136         519        (202)        733
Interest expense ........................................      2,423       2,226       5,787       4,383
Interest income .........................................        276        --           949        --
Other (expense) income - net ............................        (40)        857         (50)        850            --
 Loss from continuing operations before income taxes
   discontinued operations and extraordinary gain .......     (2,051)       (850)     (5,090)     (2,800)
Income tax benefit ......................................        603          22       1,721         724
                                                            ---------   --------    ---------   --------
 Loss from continuing operations before discontinued
   operations and extraordinary gain ....................     (1,448)       (828)     (3,369)     (2,076)

Discontinued operations (Note 6):
 Loss from discontinued operations, net of income tax
    benefit .............................................       --          (356)       --        (1,438)           --

 Loss before extraordinary gain from early extinguishment
    of debt .............................................     (1,448)     (1,184)     (3,369)     (3,514)
Extraordinary gain from early extinguishment of debt,
    net of income tax provision .........................      2,082        --         4,717        --
                                                            ---------   ---------   ---------   ---------
         Net income (loss) ..............................        634      (1,184)   $  1,348    $ (3,514)
                                                            =========   =========   =========   =========

Earnings per common share - basic and assuming dilution:
Weighted average shares outstanding .....................      7,342       7,342       7,342       7,342
                                                            =========   =========   =========   =========


Loss per common share from continuing operations ........   $   (.20)  $    (.11)   $   (.46)   $   (.28)
Loss per common share from discontinued operations ......         --        (.05)         --        (.20)
Extraordinary gain from early extinguishment of debt ....        .28          --         .64          --
                                                            ---------  ----------   ---------   ---------
Net income (loss) per common share ......................   $    .08   $    (.16)   $    .18    $   (.48)
                                                            =========  ==========   =========   =========

See accompanying notes to condensed consolidated financial statements, which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                                                  Six Months Ended
                                                                     June 30,
                                                                 ---------------------
($ in thousands)                                                   2000          1999
                                                                 ---------   ---------
Operating activities:
Net income (loss) .............................................   $  1,348    $ (3,514)
Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating activities:
     Depreciation .............................................      2,238       1,965
     Amortization of goodwill and deferred financing costs ....        856         809
     Extraordinary gain from early extinguishment of debt .....     (4,717)       --
     Net gain on sale of warehouse facility ...................       --          (854)
     Changes in operating assets and liabilities
       Accounts receivable ....................................       (954)      2,011
       Inventories ............................................     (1,271)     (1,980)
       Prepaid expenses and other assets ......................         87        (456)
       Accounts payable, accrued liabilities, and
         other current liabilities ............................     (2,544)       (113)
       Discontinued operations - non-cash charges and
       working capital change .................................       --         7,070
                                                                  --------    --------

Net cash (used in) provided by operating activities ...........     (4,957)      4,938
                                                                  --------    --------

Investing activities:
   Purchase of property, plant and equipment ..................     (1,079)     (1,481)
   Reduction in restricted cash ...............................     56,026        --
   Acquisition of Contingent Value Rights (Note 2) ............       (500)       --
   Investing activities of discontinued operations ............       --        (1,022)
   Proceeds from sale of warehouse facility ...................       --         2,377
   Other ......................................................       (310)        (42)
                                                                  --------    --------
Net cash provided by (used in) investing activities ...........     54,137        (168)
                                                                  --------    --------

Financing activities:
   Proceeds from (payments on) revolving credit facilities, net      2,875      (4,399)
   Principal payments on long term debt and leases ............    (47,767)       (153)
   Deferred financing costs ...................................        (69)       (145)
   Financing activities of discontinued operations ............       --           (73)
                                                                  --------    --------

Net cash used in financing activities .........................    (44,961)     (4,770)
                                                                  --------    --------

Increase in cash and cash equivalents .........................      4,219        --
Cash and cash equivalents at beginning of period ..............     11,318        --
                                                                  --------    --------

Cash and cash equivalents at end of period ....................   $ 15,537    $   --
                                                                  ========    ========

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

On July 30, 1999 and August 10, 1999, the Company completed the sale of its two industrial tape units, Spinnaker Electrical ("Industrial Tape Sale") and Central Products Company ("Central Products"), respectively, and which together comprised its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape"). As a result, the Company's industrial tape segment is being reported as a discontinued operation in the accompanying consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.       Acquisitions

In October 1996, the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Common Stock. As additional consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment ("Contingent Value Rights" or "CVRs").

On May 4, 2000, the Company through its subsidiary, Spinnaker Electrical, acquired all of the CVRs held by the former minority ownership group of Spinnaker Coating for $500,000 in cash. Accordingly, the contingent payment was recorded as an addition to goodwill during the second quarter of 2000.

3.   Inventories

Concerning inventory values at June 30, 2000 and December 31, 1999, substantially all are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at June 30, 2000, and December 31, 1999:

                              2000      1999
                            --------   -------
                              (in thousands)
Finished goods ...........   $17,048   $16,204
Work-in-process ..........       436       860
Raw materials and supplies     9,707     8,856
                             -------   -------
                             $27,191   $25,920
                             =======   =======


4.    Long-term debt and working capital revolver

On October 23, 1996, the Company issued $115 million aggregate principal amount of 10 3/4% Senior Secured Notes (the "Senior Notes") due 2006. The Senior Notes are redeemable, in whole or in part, at the option of the Company on or after October 15, 2001, at redemption prices beginning at 105.375% of the principal amount and declining each year thereafter to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. Prior to the Industrial Tape Sale, Spinnaker Coating, Central Products and Entoleter ("Guarantors") unconditionally guaranteed the Senior Notes, jointly and severally. Terms of the indenture obligated the Company to use the proceeds from the sale of Central Products to permanently reduce indebtedness or invest in the Spinnaker Coating's business.

During the second quarter of 2000, the Company, utilizing Restricted Proceeds, purchased $24.1 million (par value) of the outstanding Senior Notes on the open market at an average price of 82.3% of par value, resulting in a pre-tax gain of approximately $3.3 million. For the six months ended June 30, 2000, the Company purchased $57.5 million (par value) of the outstanding Senior Notes on the open market at an average price of 83.1%, resulting in a total pre-tax gain of $7.5 million. The Restricted Proceeds were fully utilized for the Senior Note purchases and capital expenditures, and all obligations under the Indenture were satisfied relating to the use of sale proceeds.


The following is a summary of long term debt of the Company at June 30, 2000, and December 31, 1999:

                                                           2000        1999
                                                        ---------    ---------
                                                            (in thousands)
10 3/4% Senior Secured Notes, due 2006 with interest
payable semi-annually each April 15 and October 15 ..   $  51,135    $ 108,585

10% Subordinated Note with PIK interest and principal
payable on January 31, 2002 .........................       7,000        7,000

9 1/4% mortgage note from bank, payable on demand,
secured by certain property of Entoleter ............         654          680

Capital lease obligations ...........................          12           16
                                                        ---------    ---------
                                                           58,801      116,281
Current maturities ..................................        (660)        (686)
                                                        ---------    ---------
                                                        $  58,141    $ 115,595
                                                        =========    =========


4.       Long-term debt and working capital revolver (con't)

The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary. In connection with the Industrial Tape Sale, the Company's revolving credit facility (the "Spinnaker Credit Facility") was refinanced and the aggregate facility was decreased from $60 million to $40 million. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month based on an annual rate of 0.375%. All outstanding borrowings under the Spinnaker Credit Facility bear interest at the prime interest rate plus 1.00% or LIBOR (London Interbank Offered Rate) plus 2.50%. For the three-month and six-month periods ended June 30, 2000, the weighted average interest rate for the facility's borrowings was approximately 9%. As of June 30, 2000, the Company carried approximately 85% of the outstanding Spinnaker Credit Facility borrowings in LIBOR instruments. As of June 30, 2000, the Company had outstanding cash advances totaling $23.4 million and available borrowings of $9.1 million under the Spinnaker Credit Facility.

In conjunction with the acquisition of the Spinnaker Coating-Maine business ("Coating-Maine"), the Company issued a convertible subordinated promissory note (the "Coating Note") to the seller with an original principal amount of $7.0 million, bearing payment-in-kind ("PIK") interest at 10% per annum. The Note is convertible for shares of Common Stock on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25 per share), subject to adjustment as set forth below. The Note's PIK feature allowed the Company to pay the first year's interest payment by issuing an additional subordinated convertible note having similar terms; in the future, interest is payable in cash provided the Company is not in default, after giving pro forma effect for the payment, of covenants under the Spinnaker Credit Facility. If the Company is prohibited from paying interest due in cash, the Company will continue to PIK the interest owed. Principal payments were due on March 31, 1999 and 2000 if the Company was not in default of covenants under the Spinnaker Credit Facility and had availability in excess of $15 million under the Spinnaker Credit Facility after giving effect for the payment. The Company was prohibited from making those principal payments due to insufficient pro forma availability. The outstanding principal is considered due on demand, however, it is still restricted under the conditions described above. In any event, the Note and remaining unpaid interest will mature on January 31, 2002.

Proceeds from the sale of Central Products were used to satisfy transaction costs and repay approximately $18.2 million of the working capital revolver debt.

Proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary, were used to repay approximately $6.9 million of term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds of approximately $15 million are available for general purposes, which may include purchasing additional Senior Notes in the open market. Other options include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase shares of the Company's Common Stock.

5.   Earnings per share


As of June 30, 2000, there were outstanding options to purchase 20,000 shares of Class A Common Stock and Common Stock for $40 per share, and outstanding options to purchase 20,000 shares of Common Stock for $27 per share. In addition, as of June 30, 2000, there were outstanding options to purchase 55,000 shares of Common Stock at prices ranging between $9.0625 to $13.375 per share, 5,000 of which were issued during the quarter of 2000 at a price of $9.0625 per option.

Shares related to these options were not included in the computation of diluted earnings per share for the periods ended June 30, 2000 or 1999 because the effect would be antidilutive.


6.       Discontinued operations

On April 9, 1999, the Company entered into a definitive agreement to sell its Industrial Tape Business to Intertape for approximately $105 million and five-year warrants to purchase 300,000 shares of Intertape common stock (New York Stock Exchange Symbol "ITP") at an exercise price of $29.50 per share. Accordingly, operating results of the industrial tape segment have been reclassified as discontinued operations in the accompanying statements of consolidated operations.

The sale of the Spinnaker Electrical and Central Products assets closed on July 30, 1999 and August 10, 1999, respectively. The Company recorded pre-tax gains from the sales of approximately $27 million. The Company offset a substantial portion of the cash tax liability by utilizing net operating loss carry forwards. The net proceeds from the sale of Central Products, a restricted subsidiary, were used to repurchase a total of approximately $63.9 million (par value) of outstanding Senior Notes.

The Company has restated its prior financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment net sales were $29.5 million and $58.8 million for the three months and six months ended June 30, 1999, respectively, and $69.5 million, $121.8 million and $119.7 million for fiscal years ended December 31, 1999, 1998 and 1997, respectively.

General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Expenses allocated back to continuing operations totaled $0.4 million and $0.8 million in the three and six-month periods ended June 30, 1999.

Interest expense attributed to the Senior Notes and related deferred financing has historically been allocated based on the pro rata share of subsidiary debt obligations retired with the proceeds from the issuance of the Senior Notes, to total debt obligations retired. The Senior Note proceeds were used to extinguish certain outstanding term and revolver obligations in October 1996. Interest expenses charged to the discontinued industrial tape segment totaled $2.1 million and $4.2 million in the three and six-month periods ended June 30, 1999.

Interest expense from continuing operations is subject to certain matters associated with the use of the net proceeds from the sales of CPC and Spinnaker Electrical, including retirement of senior debt or investments in Permitted Businesses as defined under the Indenture. As a result, interest expense, as presented on a historical basis, may not necessarily be indicative of interest expense of continuing operations for the three and six-month periods ended June 30, 1999.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

Three months ended June 30, 2000, compared to three months ended June 30, 1999

Net sales

     The Company's net sales for the quarter ended June 30, 2000 were $38.5 million, compared to $39.5 million in the corresponding 1999 period. The slight decrease in net sales for 2000 is primarily the result of lower volumes in dot matrix and other general purpose products, the effects of outsourcing the manufacturing and sales of dry gum and other conventional product lines in the fourth quarter of 1999, and the timing of sales of pressure sensitive postage material. This sales decline was partially offset by growth in sales of pressure sensitive sheet products, which increased by approximately $1.0 million from the corresponding 1999 period.

Additionally, Entoleter sales declined by $.3 million from the corresponding 1999 period primarily the result of a decline in orders for industrial processing equipment. The Company continues to explore strategic alternatives with respect to Entoleter to improve shareholder value, including a possible spin-off. There can be no assurance, however, that any transaction involving Entoleter will occur.

Gross margin

Gross margin as a percentage of net sales for the quarter ended June 30, 2000 was 7.9%, compared to 8.8% in the corresponding 1999 period. In terms of dollars and rate, the decline in the gross margin for the 2000 period was primarily due to increased depreciation and amortization associated with capital expenditures used in the manufacturing process, lower product pricing and volumes, and an increase in product development costs.

Income from operations

Income from operations in 2000 was approximately $.1 million compared to $.5 million in 1999. Compared to the corresponding 1999 period, the Company's operating results reflect lower overall sales, increased depreciation and amortization, slightly offset by lower selling and administrative costs. Also, during the quarter ended June 30, 2000, the Company completed the closing of its Dallas corporate office and consolidated the related responsibilities with its Spinnaker Coating Ohio operations; the termination costs were recorded in the first quarter of 2000.

Interest expense

Interest expense, net of interest income, for the quarter ended June 30, 2000 was approximately $2.2 million, which approximated the 1999 amount. Interest expense is primarily attributed to the Company's 10-3/4% Senior Notes and borrowings associated with the Spinnaker Credit Facility.

Income taxes

The Company's second quarter 2000 income tax rate for federal and state income taxes reflects an annual effective tax rate of approximately 35% for continuing operations. The estimated annual effective tax rate varies from statutory rates due to the impact of non-deductible permanent tax differences on estimated annual earnings before tax and state income tax return adjustments. The Company has approximately $2.2 million of net operating loss carry forwards available to offset future taxable income in 2000. These net operating loss carry forwards and net operating losses generated in the current year are anticipated to offset a significant portion of the extraordinary gains realized in 2000 on the early extinguishment of debt.

Six months ended June 30, 2000, compared to six months ended June 30, 1999

Net sales

The Company's net sales for the six months ended June 30, 2000 were $80.3 million, exceeding the corresponding 1999 period by approximately $.6 million. The increase in net sales for 2000 is attributed to strong sales in pressure sensitive sheet products, in which volumes increased approximately 65% over the comparable 1999 period, and increased sales volume of specialty and general-purpose roll products. These increases were substantially offset by the effects of outsourcing the manufacturing and sales of dry gum and other conventional product lines in the fourth quarter of 1999. Although volumes of pressure sensitive postage material for the first six months of 2000 declined compared to the corresponding 1999 period, it was substantially offset by an increased average selling price.

Gross margin

On a comparable basis, gross margin as a percentage of net sales for the six months ended June 30, 2000 was 7.8%, compared to 8.9% in the corresponding 1999 period. Changes in sales mix and increased depreciation and amortization associated with capital expenditures caused the 2000 gross margin to be lower. In addition, industry-wide manufacturing capacity continues to drive strong competition in North America resulting in price erosion on general-purpose products as compared to the comparable 1999 period.

Severance and termination benefits associated with the elimination of indirect manufacturing positions at Spinnaker Coating totaled $.2 million in the first half of 2000, all of which was included in manufacturing burden. In 1999, such charges totaled $0.5 million, of which $0.4 million were reflected in manufacturing burden and the balance in selling, general and administrative expense.

Income (loss) from operations

Loss from  continuing  operations  for the six months  ended  June 30,  2000 was
approximately   $.2   million,   compared  to  income  of  $.7  million  in  the
corresponding 1999 period, primarily for the reasons discussed above.

In addition to the charges recorded against gross margin (see Gross Margin), the Company recorded a one-time charge of $350,000 in the first quarter of 2000 for severance and termination benefits that were associated with the transition of corporate office responsibilities to Spinnaker Coating and the closing of the Dallas office.

Interest expense

Interest expense, net of interest income, for the six months ended June 30, 2000 increased approximately $.5 million compared to the corresponding period in 1999. The increase is attributed to certain Senior Note interest expense, included in continuing operations, which was historically allocated to the Industrial Tape segment. Subsequent to the Industrial Tape Sale, Senior Note interest expense in continuing operations increased prior to the Company using the Restricted Proceeds to repurchase the Senior Notes.

Income taxes

The Company's estimated annual effective income tax rate for federal and state income taxes is approximately 35% for continuing operations compared to 26% in 1999. The estimated annual effective tax rate varies from statutory rates due to the impact of non-deductible permanent tax differences on estimated annual earnings before tax.

The Company has about $2.2 million of net operating loss carry forwards available to offset future taxable income in 2000. These net operating loss carry forwards and net operating losses generated in the current year are anticipated to offset a significant portion of the extraordinary gains realized in 2000 on the early extinguishment of debt.


FINANCIAL CONDITION

Liquidity and capital resources

LIQUIDITY. As of July 21, 2000, the Company has net availability of approximately $7 million under its revolving credit facility ("Spinnaker Credit Facility"). Additionally, the Company has approximately $15 million of cash from the sale of the assets of Spinnaker Electrical, all of which is unrestricted under the Indenture and available for general purposes that may include the repurchase of additional Senior Notes in the open market, acquisitions, capital expenditures to support continuing operations, and the repurchase of shares of Spinnaker Common Stock.

The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates primarily related to LIBOR. At June 30, 2000, the effective interest rate was approximately 9%. The Company anticipates having sufficient availability under the Spinnaker Credit Facility based on its current operations to meet its interest obligations. This facility expires December 31, 2001.

Cash used in operating activities for the six months ended June 30, 2000 was $5.0 million, compared to cash provided by operating activities of $4.9 million in the corresponding 1999 period.

Net proceeds from the sale of Central Products was available to prepay indebtedness (other than subordinated debt) of the Company, invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Since the fourth quarter of 1999, the Company utilized the Restricted Proceeds to purchase approximately $63.9 million (par value) of outstanding Senior Notes on the open market at an average price of 82.9%, plus accrued and unpaid interest. The Restricted Proceeds were fully utilized for the Senior Note purchases and capital expenditures.

The Senior Note purchases have reduced the Senior Note outstanding borrowings to approximately $51.1 million, which lowers the semi-annual interest payment to approximately $2.75 million.

In connection with the Coating-Maine acquisition, the Company issued a promissory note ("Warren Note") to Warren in the original principal amount of $7.0 million. The Warren Note bears interest at the rate of 10%, and included a PIK feature that allows the Company to pay the first year's interest payment by issuing an additional subordinated note under similar terms as the Warren Note. The Company may also issue such a PIK note if at a future interest payment date a default or event of default exists, or would be caused by the payment of such interest in cash, under the Spinnaker Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Spinnaker Credit Facility and Senior Notes. The Warren Note matures on January 31, 2002, however, it can be prepaid earlier if certain conditions or events occur.

CAPITAL RESOURCES. The Company budgeted capital expenditures of approximately $2 to $2.5 million for 2000. Capital expenditures during the six months ended June 30, 2000 totaled $1.1 million. The Company anticipates that it will have sufficient cash flow from operations and availability under the Spinnaker Credit Facility to fund its commitments for such capital expenditures in 2000.

Other

In October 1996, the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment, issuance of Spinnaker common stock and a right to a contingent payment ("Contingent Value Rights" or "CVRs").

On May 4, 2000, the Company, through Spinnaker Electrical, acquired all the Contingent Value Rights held by the former minority ownership group of Spinnaker Coating for $500,000 in cash. Accordingly, the contingent payment was recorded as an addition to goodwill during the second quarter of 2000.

The Company has approximately $51.1 million of Senior Notes with a fixed interest rate and approximately $23.4 million of revolving credit debt with an interest rate that fluctuates with the market. An increase or decrease of 0.5% in the revolver interest rate would impact interest expense approximately $117,000 annually.

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

PART II - OTHER INFORMATION

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of Stockholders (the "Annual Meeting") on June 6, 2000, in Rye, New York. At the Annual Meeting, the Registrant's stockholders considered (i) the election of eight directors to serve until the next Annual Meeting of Stockholders, all of whom were currently serving as directors of the Registrant.

At the Annual Meeting, each of the nominees for the Board of Directors was elected by the stockholders. The results of the vote of the stockholders of the Registrant upon the election of the nominees for the Board of Directors of the Registrant was as follows:

                       Votes Cast    Votes Withheld
                       For Nominee    From Nominee
Richard J. Boyle .....   3,046,794         631

Ned N. Fleming, III ..   3,046,794         631

E. Val Cerutti .......   3,046,910         515

Mario J. Gabelli .....   3,046,794         631

Louis A. Guzzetti, Jr    3,046,794         631

Ralph R. Papitto .....   3,046,889         535

Joseph P. Rhein ......   3,046,889         535

Anthonie C. van Ekris    3,046,910         515


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27     Financial Data Schedule (1)

(b)      Reports on Form 8-K

        A Form 8-K dated June 13, 2000, was filed, which stated that Registrant had changed its principal place of business and telephone number.
--------------

(1)      Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SPINNAKER INDUSTRIES, INC.
                                        (Registrant)




                                        /s/ Perry J. Schiller
                                        ----------------------------------------
                                        Perry J. Schiller
                                        Vice President, Finance and Controller


Date:    August 9, 2000