Form 10-Q
period 2000-09-30
SPINNAKER INDUSTRIES INC
filed 2000-11-13
CIK 314865

FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         September 30, 2000
                              --------------------------------------------------

Commission file number                                       2-66564
                      ----------------------------------------------------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  -----------------------------

                           Spinnaker Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                              06-0544125
  -----------------------                                -----------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

518 East Water Street  Troy, OH                             45373
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (937) 332-6667
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                    Yes      X       No
                                                           ----            -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value                              3,775,680 shares
------------------------------------        ------------------------------------
Class                                         Outstanding at September 30, 2000

Class A Common Stock, No Par Value                      3,566,067 shares
------------------------------------        ------------------------------------
Class                                         Outstanding at September 30, 2000

SPINNAKER INDUSTRIES, INC.


INDEX
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     September 30, 2000 and December 31, 1999                  3

                  Condensed Consolidated Statements of Operations
                     for the Three Month and Nine Month periods
                     ended September 30, 2000 and 1999                         4


                  Condensed Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30, 2000 and 1999     5

                  Notes to Condensed Consolidated Financial Statements         6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      10

PART II           OTHER INFORMATION

Item 6.           Exhibits                                                    14



PART 1. - FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30, 2000   December 31, 1999
                                                  ------------------   -----------------
                                                      (Unaudited)         (Audited)
ASSETS                                                      ($ in thousands)
Current assets:
     Cash and cash equivalents ...................     $  15,811      $  11,318
Accounts receivable, net .........................        20,349         20,036
     Inventories, net ............................        27,579         25,920
     Prepaid expenses and other ..................         2,427          2,519
                                                       ---------      ---------
     Total current assets ........................        66,166         59,793
Restricted Cash ..................................          --           56,026
Property plant and equipment:
     Land ........................................           573            573
     Buildings and improvements ..................         8,027          7,999
     Machinery and equipment .....................        46,307         44,991
        Accumulated depreciation .................       (18,260)       (14,977)
                                                       ---------      ---------
                                                          36,647         38,586
Goodwill, net ....................................        21,912         22,020
Other assets .....................................         6,106          8,589
                                                       ---------      ---------
TOTAL ASSETS .....................................     $ 130,831      $ 185,014
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ............................     $  14,280      $  12,387
     Accrued liabilities .........................         6,379          7,553
     Current portion of long term debt ...........           653            686
     Working capital revolver ....................        23,623         20,504
     Other current liabilities ...................         2,428          2,399
                                                       ---------      ---------
Total current liabilities ........................        47,363         43,529

Long term debt, less current portion .............        58,140        115,595
Deferred income taxes ............................         3,884          3,890
Pension liabilities ..............................         1,671          1,579

Stockholders' equity:
     Common stock ................................         3,124          3,124
     Additional paid-in capital ..................        15,867         15,867
     Retained earnings ...........................           894          1,542
     Less:  treasury stock .......................          (112)          (112)
                                                       ---------      ---------
Total stockholders' equity .......................        19,773         20,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......     $ 130,831      $ 185,014
                                                       =========      =========

NOTE: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements, which are an integral part of these financial statements.


SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
($ in thousands, except per share data)


                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,              September 30,
                                                              ------------------------  ------------------------

                                                                 2000          1999         2000        1999
                                                              ----------    ----------   ----------   ----------

Net sales .................................................   $  37,323    $  41,788    $ 117,624    $ 121,528

Cost of sales .............................................      35,510       37,991      109,682      111,022
                                                               ---------    ---------    ---------   ---------

Gross margin ..............................................       1,813        3,797        7,942       10,506

Selling, general and administrative expense ...............       2,748        2,728        9,079        8,704
                                                               ---------    ---------    ---------   ---------

Income (loss) from continuing operations ..................        (935)       1,069       (1,137)       1,802

Interest expense ..........................................      (2,396)      (3,179)      (8,183)      (7,562)
Interest income and other  - net ..........................         232          488        1,131        1,338
                                                               ---------    ---------    ---------   ---------

  Loss from continuing operations before income taxes,
  discontinued operations and extraordinary gain ..........      (3,099)      (1,622)      (8,189)      (4,422)
  Income tax benefit ......................................       1,103          887        2,824        1,611
                                                               ---------    ---------    ---------   ---------

  Loss from continuing operations before discontinued
  operations and extraordinary gain .................            (1,996)        (735)      (5,365)      (2,811)

Discontinued operations (Note 6):
  Loss from discontinued operations, net of tax benefit              --           --           --       (1,438)
  Gain on sale of discontinued operations, net of taxes              --       18,096           --       18,096
                                                               ---------    ---------    ---------    --------
  Income (loss) before extraordinary gain from
  extinguishment of debt ...............................         (1,996)      17,361       (5,365)      13,847

Extraordinary gain from early extinguishment of debt,
  net of taxes .........................................             --          114        4,717          114
                                                               ---------    ---------    ---------    --------
     Net income (loss) ....................................   $  (1,996)   $  17,475    $    (648)   $  13,961
                                                               =========    =========    =========   =========

Earnings per common share - basic and assuming dilution :
Weighted average shares outstanding .......................       7,342        7,342        7,342        7,342
                                                              =========    =========    =========    =========

  Net loss per common share from continuing operations ...    $  (0.27)    $   (0.10)   $  (0.73)    $   (0.38)
  Net income per common share from discontinued operations        --            2.46          --          2.27
  Extraordinary gain from early extinguishment of debt ...        --            0.01        0.64          0.01
  Net income (loss) per common share .....................    $  (0.27)    $    2.37    $  (0.09)    $    1.90
                                                              =========    =========    =========    =========


See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.


SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                 Nine Months Ended
                                                                   September 30,
                                                              ----------------------
($ in thousands)                                                2000         1999
                                                              ---------   ----------
Operating activities:
Net income (loss) ........................................   $    (648)   $  13,961
Adjustments to reconcile net income (loss)
   to net cash (used in)provided by operating activities:
     Depreciation ........................................       3,415        2,936
     Amortization of goodwill and deferred financing costs       1,276        1,195
     Extraordinary gain from early extinguishment of debt       (4,717)        (114)
      Gain on sale of industrial tape segment ............        --        (18,096)
      Gain on sale of warehouse facility .................        --           (854)
     Changes in operating assets and liabilities :
       Accounts receivable ...............................        (313)         667
       Inventories .......................................      (1,659)      (1,150)
       Prepaid expenses and other assets .................         126          (14)
       Accounts payable ..................................       1,893       (1,782)
       Accrued liabilities and other current liabilities .      (3,664)       1,154
       Discontinued operations - non-cash charges and
         working capital changes .........................        --          7,061
                                                             ---------    ---------

Net cash (used in)provided by operating activities .......      (4,291)       4,964
                                                             ---------    ---------

Investing activities:
   Proceeds from sale of industrial tape segment .........        --        104,450
   Purchase of property, plant and equipment .............      (1,531)      (1,986)
   Reduction in restricted cash ..........................      56,026         --
   Acquisition of Contingent Value Rights ................        (500)        --
   Investing activities of discontinued operations .......        --         (1,243)
   Proceeds from sale of warehouse facility ..............        --          2,357
   Other .................................................        (494)         (44)
                                                             ---------    ---------

Net cash provided by investing activities ................      53,501      103,534
                                                             ---------    ---------

Financing activities:
   Proceeds (payments) on revolving credit facilities, net       3,119      (24,800)
   Principal payments on long term debt and leases .......     (47,767)      (6,002)
   Deferred financing costs ..............................         (69)        (468)
   Financing activities of discontinued operations .......        --            (73)
                                                             ---------    ---------

Net cash used in financing activities ....................     (44,717)     (31,343)
                                                             ---------    ---------

Increase in cash and cash equivalents ....................       4,493       77,155
Cash and cash equivalents at beginning of period .........      11,318         --
                                                             ---------    ---------

Cash and cash equivalents at end of period ...............   $  15,811    $  77,155
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

On July 30, 1999 and August 10, 1999, the Company completed the sale (the "Industrial Tape Sale") of its two industrial tape units, Spinnaker Electrical ("Spinnaker Electrical") and Central Products Company ("Central Products"), respectively, and which together comprised its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape"). As a result, the Company's industrial tape segment is being reported as a discontinued operation in the accompanying consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

On May 4, 2000, the Company through its subsidiary, Spinnaker Electrical, acquired all of the CVRs held by the former minority ownership group of Spinnaker Coating for $500,000 in cash. Accordingly, the contingent payment was recorded as an addition to goodwill.

3.   Inventories

Substantially all inventory values are valued using a specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at September 30, 2000, and December 31, 1999:

                              2000      1999
                             -------   -------
                              (in thousands)

Finished goods ...........   $17,955   $16,204
Work-in-process ..........       954       860
Raw materials and supplies     8,670     8,856
                             -------   -------
                             $27,579   $25,920
                             =======   =======

4.       Long-term debt and working capital revolver

On October 23, 1996, the Company issued $115 million aggregate principal amount of 10 3/4% Senior Secured Notes (the "Senior Notes") due 2006. The Senior Notes are redeemable, in whole or in part, at the option of the Company on or after October 15, 2001, at redemption prices beginning at 105.375% of the principal amount and declining each year thereafter to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. Prior to the Industrial Tape Sale, Spinnaker Coating, Central Products and Entoleter ("Guarantors") unconditionally guaranteed the Senior Notes, jointly and severally. Terms of the indenture obligated the Company to use the proceeds from the sale of Central Products to permanently reduce indebtedness or invest in its remaining businesses.

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


The following is a summary of long term debt of the Company at September 30, 2000, and December 31, 1999:

                                                           2000        1999
                                                       -----------  ------------
                                                              (in thousands)
--------------------------------------------------------------------------------
10 3/4% Senior Secured Notes, due 2006 with interest
payable semi-annually each April 15 and October 15 ..   $  51,135    $ 108,585

10% Subordinated Note with PIK interest and principal
payable on January 31, 2002 .........................       7,000        7,000

9 1/4% mortgage note from bank, payable on demand,
secured by certain property of Entoleter ............         647          680

Capital lease obligations ...........................          11           16
                                                        ---------    ---------
                                                           58,793      116,281
Current maturities ..................................        (653)        (686)
                                                        ---------    ---------
                                                        $  58,140    $ 115,595
                                                        =========    =========


The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary. In connection with the Industrial Tape Sale, the Company's revolving credit facility (the "Spinnaker Credit Facility") was refinanced and the aggregate facility was decreased from $60 million to $40 million. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month based on an annual rate of 0.375%. All outstanding borrowings under the Spinnaker Credit Facility bear interest at the prime interest rate plus 1.00% or LIBOR (London Interbank Offered Rate) plus 2.50%. For the three-month and nine-month periods ended September 30, 2000, the weighted average interest rate for the facility's borrowings was approximately 9%. As of September 30, 2000, the Company carried approximately 85% of the outstanding Spinnaker Credit Facility borrowings in LIBOR instruments. As of September 30, 2000, the Company had outstanding cash advances totaling $23.6 million and available borrowings of $5.8 million under the Spinnaker Credit Facility.

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

5.       Earnings per share

As of September 30, 2000, there were outstanding options to purchase 20,000 shares of Class A Common Stock and Common Stock for $40 per share, and outstanding options to purchase 20,000 shares of Common Stock for $27 per share. In addition, as of September 30, 2000, there were outstanding options to purchase 52,000 shares of Common Stock at prices ranging between $9.0625 to $13.375 per share, 3,000 of which were cancelled during September 2000 at a price of $13.375 per option.

Shares related to these options were not included in the computation of diluted earnings per share for the periods ended September 30, 2000 or 1999 because the effect would be antidilutive.

6.       Discontinued operations

On April 9, 1999, the Company entered into a definitive agreement to sell its industrial tape businesses to Intertape for approximately $105 million and five-year warrants to purchase 300,000 shares of Intertape common stock (New York Stock Exchange Symbol "ITP") at an exercise price of $29.50 per share. Accordingly, operating results of the industrial tape segment have been reclassified as discontinued operations in the accompanying statements of consolidated operations.

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

The Company has restated its prior financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment net sales were $10.7 million and $69.5 million for the three months and nine months ended September 30, 1999, respectively, and $69.5 million, $121.8 million and $119.7 million for fiscal years ended December 31, 1999, 1998 and 1997, respectively.

General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Expenses allocated back to continuing operations totaled $0.2 million and $1.0 million in the three and nine-month periods ended September 30, 1999.

Interest expense attributed to the Senior Notes and related deferred financing has historically been allocated based on the pro rata share of subsidiary debt obligations retired with the proceeds from the issuance of the Senior Notes, to total debt obligations retired. The Senior Note proceeds were used to extinguish certain outstanding term and revolver obligations in October 1996. Interest expenses charged to the discontinued industrial tape segment totaled $900,000 and $5.2 million in the three and nine-month periods ended September 30, 1999.

Interest expense from continuing operations is subject to certain matters associated with the use of the net proceeds from the sales of Central Products and Spinnaker Electrical, including retirement of senior debt or investments in Permitted Businesses as defined under the Indenture. As a result, interest expense, as presented on a historical basis, may not necessarily be indicative of interest expense of continuing operations for the three and nine-month periods ended September 30, 1999.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

Three months ended September 30, 2000, compared to three months ended September 30, 1999

Net sales

The Company's net sales for the quarter ended September 30, 2000 were $37.3 million, compared to $41.8 million in the corresponding 1999 period. The decrease is primarily attributable to an extremely competitive pricing environment resulting in lower average selling prices and volumes in the Company's general purpose pressure-sensitive products. Additionally, as compared to the same period in 1999, lower sales are the result of a joint venture entered into to outsource the manufacturing and sales of non-pressure sensitive product lines in the fourth quarter of 1999. Offsetting these declines is the continued growth in sales of pressure sensitive sheet products, which increased by approximately $1.1 million from the corresponding 1999 period.

Gross margin

Gross margin as a percentage of net sales for the quarter ended September 30, 2000 was approximately 4.9%, compared to approximately 9.1% in the corresponding 1999 period. In terms of dollars and rate, the decline in the gross margin for the 2000 period reflects the decline in average selling prices along with unabsorbed manufacturing costs from the reduction in sales volumes.

Income (loss)  from continuing operations

Loss from continuing operations for the quarter ended September 30, 2000 was approximately $900,000, compared to income from continuing operations of approximately $1.1 million in the corresponding 1999 period. The 2000 operating results reflect the lower operating margins discussed above while general and administrative costs were held constant.

Interest expense

Interest expense, for the quarter ended September 30, 2000 was approximately $2.4 million compared to $3.2 million in the corresponding 1999 period. Interest expense decreased as a result of the early retirement of Senior Notes with proceeds from the Industrial Tape Sale.

Income taxes

The Company's third quarter 2000 income tax rate for federal and state income taxes reflects an annual effective tax rate of approximately 35% for continuing operations.

Nine months ended September 30, 2000, compared to nine months ended September 30, 1999

Net sales

The Company's net sales for the nine months ended September 30, 2000 were $117.6 million, compared to $121.5 million in the corresponding 1999 period. The decrease in net sales for 2000 is attributed to entering into a joint venture to outsource the manufacturing and sales of non-pressure sensitive product lines in the fourth quarter of 1999 and lower sales volumes of general purpose pressure-sensitive products. Net sales were also impacted by lower prices from intense price competition in the general purpose and other pressure-sensitive products lines. Offsetting these declines were strong sales of pressure sensitive sheet products, in which volumes increased approximately 62% over the comparable 1999 period

Additionally, sales in the Company's Entoleter business declined by $1.1 million due to continued lower unit pricing, primarily in the Centrimal product line.

Gross margin

Gross margin as a percentage of net sales for the first nine months ended September 30, 2000, was approximately 6.8% compared to approximately 8.6% in the corresponding 1999 period. The decline in the gross margin for the 2000 period was primarily due to lower product volumes and prices, increased depreciation and amortization associated with capital expenditures used in the manufacturing process and an increase in product development costs related to several new pressure-sensitive paper and film products that were introduced in the second and third quarters of 2000.

Income (loss) from continuing operations

Operating loss from continuing operations for the first nine months ended September 30, 2000 was approximately $1.1 million compared to income from continuing operations of approximately $1.8 million in the corresponding 1999 period. The 2000 operating results primarily reflect lower operating margins, increased depreciation and amortization associated with capital expenditures used in the manufacturing process, lower product volumes, and an increase in product development costs. The 2000 operating loss from operations was less due to lower administrative costs attributed to restructuring efforts, including the closing of the Dallas corporate office during May 2000.

Interest expense

Interest expense, for the nine months ended September 30, 2000 was approximately $8.2 million, an increase of approximately $.6 million from the comparable 1999 period. The increase is attributed to certain Senior Note interest expense, included in continuing operations, which was historically allocated to the industrial tape businesses.

Income taxes

The Company's estimated annual effective income tax rate for federal and state income taxes is approximately 34% for continuing operations in 2000. The estimated annual effective tax rate varies from statutory rates due to the impact of non-deductible permanent tax differences on estimated annual earnings before tax.

The Company has about $2.2 million of net operating loss carry forwards available to offset future taxable income in 2000. These net operating loss carry forwards and net operating losses generated in the current year are anticipated to offset a significant portion of the extraordinary gains realized in 2000 on the early extinguishment of debt.

FINANCIAL CONDITION

Liquidity and capital resources

LIQUIDITY.  As of  November  1,  2000,  the  Company  had  net  availability  of approximately $4.6 million under its revolving credit facility ("Spinnaker Credit Facility"). Additionally, the Company has approximately $15 million of cash from the sale of the assets of Spinnaker Electrical, all of which is unrestricted under the Indenture and available for general purposes that may include the repurchase of additional Senior Notes in the open market, acquisitions, capital expenditures to support continuing operations, and the repurchase of shares of Spinnaker Common Stock.

The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates primarily related to LIBOR. At September 30, 2000, the effective interest rate was approximately 9%. The Company anticipates having sufficient availability under the Spinnaker Credit Facility along with cash balances to meet its interest obligations. This facility expires December 31, 2001.

Cash used in operating activities for the nine months ended September 30, 2000 was $4.3 million, compared to cash provided by operating activities of $5.0 million in the corresponding 1999 period.

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

The purchase of Senior Notes has reduced the Senior Note outstanding borrowings to approximately $51.1 million, which reduces the semi-annual interest payment to approximately $2.75 million.

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

CAPITAL RESOURCES. The Company budgeted capital expenditures of approximately $2 to $2.5 million for 2000. Capital expenditures during the nine months ended September 30, 2000 totaled $1.5 million. The Company anticipates that it will have sufficient cash flow from operations and availability under the Spinnaker Credit Facility to fund its commitments for such capital expenditures in 2000.

Other

In October 1996, the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment, issuance of Spinnaker common stock and a right to a contingent payment ("Contingent Value Rights" or "CVRs").

On May 4, 2000, the Company, through Spinnaker Electrical, acquired all the Contingent Value Rights held by the former minority ownership group of Spinnaker Coating for $500,000 in cash. Accordingly, the contingent payment was recorded as an addition to goodwill.

The Company has approximately $51.1 million of Senior Notes with a fixed interest rate and approximately $23.6 million of revolving credit debt with an interest rate that fluctuates with the market. An increase or decrease of 0.5% in the revolver interest rate would impact interest expense approximately $118,000 annually.

Forward Looking Information

This Form 10-Q contains certain forward looking information and other information, including without limitation, certain of the statements in
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operation," matters relating to a strategic alternatives. It should be recognized that such information represents estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Company's internal performance assumptions regarding expected operating performance and the expected performance of the economy as it impacts Company's businesses. As a result, such information is subject to various uncertainties, inaccuracies and risks, which could be material.



Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
(A)      Exhibits

10.1 Fifth Amendment, dated September 30, 2000, to the Spinnaker Credit Facility among Spinnaker Coating, Inc., Spinnaker Coating - Maine, Inc., and Entoleter, Inc. as Borrowers, the Registrant, as Guarantor, each of the financial institutions listed on Schedule I thereto, and Transamerica Business Credit Corporation, as Agent, dated August 9, 1999 (as amended, restated or otherwise modified from time to time). (1)

27.  Financial Data Schedule (1)

(B)      Reports on Form 8-K

                  None

(1)      Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SPINNAKER INDUSTRIES, INC.
                                          (Registrant)


                                     /s/ Perry J. Schiller
                                     ------------------------------------------
                                     Perry J. Schiller
                                     Vice President, Finance and Controller


Date:    November 13, 2000

                                  EXHIBIT INDEX


Exhibit                                                               Page No.
                                                                     Sequential

10.1 Fifth amendment, dated September 30, 2000, to the Spinnaker Credit Facility among Spinnaker Coating, Inc., Spinnaker Coating - Maine, Inc., and Entoleter, Inc. as Borrowers, the Registrant, as Guarantor, each of the financial institutions listed on Schedule I thereto, and Transamerica Business Credit Corporation, as Agent, dated August 9, 1999 (as amended, restated or otherwise modified from time to time). (1)

27.  Financial Data Schedule (1)