Form 10-K
period 2000-12-31
SPINNAKER INDUSTRIES INC
filed 2001-04-02
CIK 314865

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)

     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM              TO
                                             ------------    ------------

                         COMMISSION FILE NUMBER 1-13961

                                   -----------

                           Spinnaker Industries, Inc.

             (Exact name of registrant as specified in its charter)

                        DELAWARE                                              06-0544125
                (State of incorporation)                          (IRS Employer Identification No.)
            518 EAST WATER STREET , TROY, OH                                    45373
        (Address of principal executive offices)                              (zip code)

                                 (937) 332-6667
              (Registrant's telephone number, including area code)
                                   -----------

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock.....................................................        no par value
                                   Title of Class
Class A Common Stock.............................................        no par value
                                   Title of Class

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

         The total aggregate market value of the 1,527,459 shares of voting stock held by non-affiliates of the Registrant (880,400 shares of Common Stock and 647,059 shares of Class A Common Stock) was $6,689,121 (based upon the closing bid of the Registrant's Common Stock and Class A Common Stock in the AMEX on March 22, 2001 of $3 13/32 per share of Common Stock and $5 45/64 per share of Class A Common Stock). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Registrant.

         The number of outstanding shares of the Registrant's Common Stock and Class A Common Stock was 3,775,680 and 3,566,067, respectively, as of March 22, 2001 for a total of 7,341,747.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III: Proxy Statement for the 2000 Annual Meeting of Stockholders to be held June 5, 2001
================================================================================

ITEM 1. BUSINESS

         Spinnaker Industries, Inc., a Delaware corporation (the "Registrant" or the "Company"), is a leading manufacturer and marketer of adhesive-backed materials, primarily for the pressure sensitive label stock market. The Registrant's strategy had been to focus on the growing pressure sensitive markets for industrial tape and label stock applications, while pursuing acquisitions within the adhesive-backed materials industry that complemented its existing businesses. However, late in 1998, the Company began to explore strategic alternatives which culminated with the sales of the Company's two industrial tape units ("Industrial Tape Sale"). On August 10, 1999 and July 30, 1999, the Company completed the sale of Central Products Company ("Central Products") and Spinnaker Electrical Tape Company ("Spinnaker Electrical"), respectively, which together comprised its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape"). As a result, the Company's industrial tape segment is reported as a discontinued operation in the consolidated financial statements included in this annual report.

         The industrial tape segment generated $121.8 million of net sales for fiscal year ended December 1998 and $69.5 million of net sales in 1999 until the effective date of disposition.

         The Company's remaining businesses are grouped into one principal category, adhesive-backed label stock, which accounted for over 96% of net sales from continuing operations for the year ended December 31, 2000. For the year ended December 31, 2000, the Company had net sales from continuing operations of $155.7 million.

         In 1987, Lynch Corporation, an Indiana corporation ("Lynch"), which is listed on the American Stock Exchange, purchased from a group of investors approximately 82% of the outstanding common stock of the Registrant. As of December 31, 2000, Lynch Systems, Inc. a wholly-owned subsidiary of Lynch, owned 1,237,203 and 2,259,063 shares, or 32.8% and 63.3%, respectively, of the Registrant's Common Stock, no par value (the "Common Stock") and Class A Common Stock, no par value (the "Class A Common Stock"). On a combined basis, Lynch owns approximately 47.6% of the common equity and has a 60% voting interest. In addition, Lynch Interactive Corporation, which was spun off by Lynch in September 1999, owned 1,000,000 shares, or 26.5% of the Registrant's Common Stock.

         On September 19, 1994, the Company completed the acquisition (the "Spinnaker Coating Acquisition") of its Spinnaker Coating, Inc. ("Spinnaker Coating") operations in which it, together with Lynch, certain officers and employees of Spinnaker Coating, and affiliates of Boyle, Fleming & Co., Inc. ("BF") (the "Minority Stockholders"), purchased the label stock business of Kimberly-Clark Corporation through a newly formed subsidiary Brown-Bridge Industries, Inc. Spinnaker Coating's operations were founded in 1928 and, according to Company estimates, is the fifth largest manufacturer of adhesive-backed label stock in the United Sates. Spinnaker Coating offers a full line of more than 2,000 variations of adhesive-backed label stock and sells its products in roll and sheet form to over 1,000 printers, paper merchants and industrial users. Customers convert its label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamps, decorative labels and other specialty industrial uses. Spinnaker Coating is the largest supplier of pressure sensitive postage stamp stock for ultimate use by the U.S. Postal Service (the "Postal Service"). In 1995 and again in March 1998, the Company was selected exclusively to supply Paper Corporation of the U.S. and the U.S. Bureau of Engraving and Printing ("BEP") the label stock for pressure-sensitive postage stamps. The March 1998 supply contract, which has a five-year term, is valued at approximately $75 million.

         On October 4, 1995, the Company completed the acquisition (the "Central Products Acquisition") of the carton sealing tape division of Alco Standard Corporation ("Alco") through its newly formed Central Products subsidiary. Central Products, whose operations were founded in 1917, is a leading manufacturer of carton sealing tape and offers the broadest line of such products in the United States. On July 30, 1998, the Company closed the acquisition of its electrical tape business (the "Electrical Tape Business") from tesa tape, inc. ("tesa"), through Spinnaker Electrical. Spinnaker Electrical operated the Electrical Tape Business at a modern manufacturing facility, completed in 1995, located in Carbondale, Illinois. The Electrical Tape Business manufactured and marketed pressure sensitive industrial electrical tapes used for insulation in the production of motors, coils and transformers.

         On March 17, 1998, the Company closed the acquisition (the "Coating-Maine Acquisition") of certain assets from S.D. Warren Company ("Warren") through its newly formed subsidiary, Spinnaker Coating-Maine, Inc. ("Coating-Maine"). Coating-Maine utilizes the acquired assets at a portion of Warren's paper mill near Portland, Maine to manufacture pressure sensitive adhesive-backed label stock. Coating-Maine manufactures and markets high volume, pressure sensitive variable imaging and prime label products, which complements Spinnaker Coating's specialty, short run, pressure sensitive products used for custom and specialty applications.

         In July and August of 1999, the Company completed the sale of Central Products and Spinnaker Electrical to Intertape. The Company recorded pre-tax gains from the sale of approximately $27 million and offset the cash tax liability by utilizing net operating loss carry-forwards. This transaction is described in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operation, and in the Notes to the Consolidated Financial Statements.

         Since the fourth quarter of 1999, the Company utilized proceeds from the Central Products sale to purchase approximately $63.9 million (par value) of outstanding Senior Notes on the open market at an average of 82.9% plus accrued and unpaid interest. The purchase of Senior Notes has reduced the Senior Note outstanding borrowings to approximately $51.1 million.

         The Company also manufactures and markets industrial process equipment and air pollution control scrubbers through its Entoleter subsidiary. The Company has been exploring strategic alternatives with respect to Entoleter to improve shareholder value, including a possible split-off. There can be no assurance, however, that any transaction involving Entoleter will occur.

ADHESIVE-BACKED LABEL STOCK

         The Company develops, manufactures and markets adhesive-backed label stock that is converted by printers and industrial users into products that are utilized for marking, identifying, labeling and decorating applications and products. During 2000, the Company's adhesive-backed label stock products were offered in two primary adhesive categories: pressure sensitive and water sensitive. Pressure sensitive products constituted approximately 97% of the Company's net sales of adhesive-backed label stock products. During 2000, the Company sold the assets that had been previously used to manufacture heat sensitive products.

         Pressure Sensitive. Pressure sensitive adhesive-backed label stock products, which are activated by the application of pressure, are manufactured with a three element construction consisting of face stock, adhesive coating and silicone coated release liner. The adhesive product is sold in roll or sheet form for further conversion into products used primarily for marking, identification and promotional labeling. The Company's pressure sensitive sheet products are sold under the trade names Strip Tac(R) and Strip Tac Plus(R). Roll pressure sensitive products are generally sold to label printers that produce products used primarily for informational labels (shipping labels, price labels, warning labels, etc.), product identification and postage stamps. Sheet pressure sensitive products are sold to commercial sheet printers, who provide information labels and other products (such as laser printer stock).

         Water Sensitive. Water sensitive adhesive-backed label stock products, which are activated by the application of water, include a broad range of paper and cloth materials, coated with a variety of adhesives. The adhesive coated products are sold in roll or sheet form for further conversion to postage and promotional stamps, container labels, inventory control labels, shipping labels and splicing, binding and stripping tapes. The water sensitive line is sold under the trade name Pancake(R) and consists of three product groups: dry process, conventional gummed and industrial. Dry process is sold primarily for label and business form uses. Conventional gum products serve many of the same end uses for hand applied labels as dry process stock. A major portion of these products is sold for government postage and promotional stamp uses. Industrial products are sold in several niche markets, such as electrical and other specialty markets. During 1999, the Company entered into an alliance with IVEX Packaging Corporation ("IVEX") under which the Company assumes full responsibility for all sales and marketing of IVEX's dry gum products and IVEX agreed to accept orders for, and to manufacture, the Company's dry gum and water activated products. As compensation, the Company receives a commission on all such sales.

INDUSTRIAL PROCESS EQUIPMENT BUSINESS

         Entoleter engineers, manufactures and markets a vertically integrated line of size reduction equipment complemented by a line of air pollution control equipment. Entoleter's products primarily consist of: (i) Centrimill Milling Equipment for particle size reduction; (ii) Granulators for the plastics molding industry and precision cutters for the film and non-woven industry; and (iii) Centrifield Scrubbers for the removal of impurities from air, gases and liquids, and for heat recovery, gas absorption, and other mass transfer functions.

         The Company has been exploring strategic alternatives with respect to Entoleter to improve shareholder value, including a possible split-off. There can be no assurance, however, that any transaction involving Entoleter will occur.

MARKETING AND CUSTOMERS

         The Company's marketing strategy focuses not only on products, but also customer service and specific customer applications. The Company has conducted business with its top ten customers for approximately twenty years on average. The Company's relationships with customers focus on customer service and its ability to research and develop custom solutions for unique end user applications. The market commitment to product quality, reputation for innovation and customer service provides the Company with growth opportunities. The Company markets its broad range of products to a variety of customers. During 2000 and 1999, U.S. Paper Corporation of America accounted for approximately 13.0% and 11.0%, respectively, of the Company's net sales.

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

MANUFACTURING AND RAW MATERIALS

         The Company offers its adhesive-label stock products in two primary categories: pressure sensitive and water sensitive. The Company manufactures its adhesive-back label stock products at two plants in Troy, Ohio and in Westbrook, Maine. The Company has made approximately $17 million in capital expenditures over the past five years at its Ohio facilities, including $4.0 million for the addition of a new production line for silicone coating.

         Raw materials are the most significant cost component in the Company's production process. The material component accounts for approximately 65% to 75% of the total cost of its products, with the most important raw materials being paper (gumming kraft and face stock), adhesive materials, fiberglass, and polypropylene resin. These materials are currently readily available and are procured from numerous suppliers.

COMPETITION

         The adhesive-backed materials industry is fragmented and highly competitive. The Company competes with several national manufacturers, including the Fasson unit of Avery Dennison and Bemis Company, Inc.'s MACtac unit, as well as a number of importers and smaller regional manufacturers. As a result of the competitive environment in the markets in which the Company operates, the Company faces, and will continue to face, pressure on sales prices of its products. For this reason, the Company continues to invest resources to improve operating efficiencies and reduce operating costs. However, as a result of such pricing pressures, the Company may in the future continue to experience reductions in the profit margins on its sales, or may be unable to pass future raw material price increases to its customers (which would also reduce profit margins).

ENVIRONMENTAL REGULATIONS

         The Company is subject to environmental laws and regulations governing emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters. Environmental laws and regulations are constantly evolving and it is impossible to predict the effect that these laws and regulations will have on the Company in the future. The Company periodically conducts evaluations of its environmental compliance and while the Company believes it is currently in substantial compliance with all such environmental laws and regulations, there can be no assurance that it will at all times be in complete compliance with all such requirements. In addition, the Company believes that any noncompliance is unlikely to have a material adverse effect on the Company. The Company has made, and will continue to make, capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable and the amount of such liability could be material.

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

INTERNATIONAL SALES

         The Company's foreign sales were approximately $20.1 million, $17.5 million and $16.9 million in 2000, 1999 and 1998, respectively. Of the $20.1 million in 2000 foreign sales, approximately 91.1% were represented by exports of adhesive-backed materials from Spinnaker Coating. The substantial majority of these sales were to Canadian customers and, consequently, the Company believes that the risks commonly associated with doing business in foreign countries are minimal. The profitability of foreign sales is substantially equivalent to that of domestic sales. Because foreign sales are transacted in United States dollars, payments in many cases are secured by irrevocable letters of credit.

LITIGATION

         The Company from time to time is involved in various legal proceedings arising in the ordinary course of business operations, such as employment matters, contractual disputes and personal injury claims. The resolution of these matters is not expected to have a material effect on the Company's financial condition or operations.

EMPLOYEES

         As of December 31, 2000, the Company employed 435 persons, of whom 400 were Spinnaker Coating employees and 35 were Entoleter employees. Spinnaker Coating's Troy, Ohio plants have begun negotiating a collective bargaining agreement with the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO ("PACE") in February 2001. This agreement will cover approximately 174 hourly employees. Spinnaker Coating's Westbrook, Maine facility has a labor agreement with PACE covering approximately 71 employees, which expires in 2002. Entoleter's approximately 16 hourly production employees are members of the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires in 2002. The Company believes that its relations with its employees are good; however, there can be no assurance that the Company will not experience work stoppages or slowdowns in the future.

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

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in Troy, Ohio at the Spinnaker Coating Plant 1 facility. During the first half of 2000, the Company transferred the functions performed by its Dallas corporate headquarters to the Troy office. The following table sets forth certain information with respect to the principal operating and administrative facilities used by the
Company:

                                                                               APPROXIMATE    OWNED OR     EXPIRATION
LOCATION                                                                       SQUARE FEET     LEASED       OF LEASE
- -----------------------------------------------------------------------        -----------   ---------- ---------------
SPINNAKER-COATING
   Troy, Ohio (Plant One)..............................................           200,000       Owned         N/A
   Troy, Ohio (Plant Two)(1)...........................................            98,000       Owned         N/A
   Troy, Ohio..........................................................            58,000      Leased    Month-to-Month
COATING-MAINE
   Westbrook, Maine (2)................................................           151,000       Owned    March 16, 2097
   Westbrook, Maine....................................................            15,000      Leased    April 1, 2004
ENTOLETER
   Hamden, Connecticut.................................................            72,000       Owned         N/A


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

         The Registrant's Common Stock and Class A Common Stock have been traded on the American Stock Exchange, Inc. ("AMEX") under the symbols SKK and SKK.A, respectively, since April 2, 1998. Prior to that time, the Common Stock and Class A Common Stock were traded on the NASDAQ National Market. The following table sets forth, for the calendar quarters indicated, the range of high and low closing prices for the Common Stock and Class A Common Stock for the period during which the Common Stock and Class A Common Stock were traded.

                                                                                   HIGH       LOW         HIGH       LOW
                                                                                 --------   --------    -------    --------
                                                                                                            CLASS A
                                                                                    COMMON STOCK           COMMON STOCK
                                                                                 -------------------    -------------------
1999
   First Quarter................................................................    17 1/2    13 5/8     17 3/4      12 3/4
   Second Quarter...............................................................    13 3/4    13 1/4     13          12 1/2
   Third Quarter................................................................    16 1/4    13 1/4     16          13
   Fourth Quarter...............................................................    15 7/8    11 3/4     15 7/8      12
2000
   First Quarter................................................................    11 7/8     9 1/2     12 1/8      11 1/2
   Second Quarter...............................................................    10 1/8     9 1/8     11 5/8      10 1/16
   Third Quarter................................................................     9 3/8     8 3/4      9 15/16     9 5/8
   Fourth Quarter...............................................................     9         5          9 13/16     9
2001
   First Quarter (through March 22, 2001).......................................     3 27/32   3 13/32    6 1/4       5 45/64


         As of December 31, 2000, there were approximately 192 holders of record of Common Stock and Class A Common Stock (which numbers do not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

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

ITEM 6.  SELECTED FINANCIAL DATA (1)

                                                                             2000        1999        1998         1997        1996
                                                                             ----        ----        ----         ----        ----
                                                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)
INCOME STATEMENT DATA:
Net sales ..............................................................  $ 155,733   $ 162,082   $ 159,135   $ 112,237   $ 120,153
(Loss) income from operations ..........................................     (9,538)      1,582       5,278       4,110       3,695
(Loss) income from operations before income taxes, discontinued
   operations and extraordinary items ..................................    (22,025)     (7,617)     (3,015)       (549)     (1,391)
(Loss) income from continuing operations before discontinued
   operations and extraordinary items ..................................    (17,668)     (5,186)     (2,806)       (685)     (1,548)
Discontinued operations, net of tax (2) ................................         --      16,658      (3,813)     (1,102)        923
Extraordinary items, net of tax (3) ....................................      4,717         603          --          --      (1,843)
Net (loss) income ......................................................    (12,951)     12,075      (6,619)     (1,787)     (2,468)

SHARE DATA:
(Loss) income per share before discontinued operations and
   extraordinary items .................................................  $   (2.40)  $   (0.71)  $   (0.39)  $   (0.11)  $   (0.26)
(Loss) income per common share before discontinued operations and
   extraordinary items-assuming dilution ...............................      (2.40)      (0.71)      (0.39)      (0.11)      (0.26)
Income (loss) per share from discontinued operations ...................         --        2.27       (0.53)      (0.17)       0.16
Income (loss) per share from discontinued operations - assuming dilution         --        2.27       (0.53)      (0.17)       0.16
Income (loss) per share from extraordinary items .......................       0.64        0.08          --          --          --
Income (loss) per share from extraordinary items - assuming dilution ...       0.64        0.08          --          --          --
Net (loss) income per share ............................................      (1.76)       1.64       (0.92)      (0.28)      (0.42)
Net (loss) income per share - assuming dilution ........................      (1.76)       1.64       (0.92)      (0.28)      (0.42)
Dividends per share ....................................................         --          --          --          --          --
Weighted average common and equivalent shares outstanding (4) ..........      7,342       7,342       7,199       6,321       5,931


BALANCE SHEET DATA:
Total assets ...........................................................  $ 119,031   $ 185,865   $ 227,931   $ 156,718   $ 157,176
Long-term obligations including related party notes ....................     60,310     115,595     126,086     115,049     115,113
Shareholders' equity ...................................................      7,470      20,421       8,346      10,655      11,516

OTHER FINANCIAL DATA:
EBITDA (5) .............................................................  $  (3,018)  $   6,588   $   9,554   $   6,490   $   5,409
Net cash (used in) provided by operating activities ....................    (10,937)     (1,997)     12,450       7,938       1,183
Capital expenditures ...................................................      2,471       2,837       2,326       2,077       7,241


(1) Includes the March 17, 1998 acquisition of Pressure Sensitive Businesses--see Note 2 in Notes to Consolidated Financial Statements.

(2) Includes a pre-tax gain in 1999 of approximately $27 million, before deferred operating losses, from the Industrial Tape Sale.

(3) Includes early retirement of Senior Notes in 1999 and 2000 with proceeds from the Industrial Tape Sale.

(4) Adjusted to reflect a stock dividend, an effective 2-for-1 stock split, effective August 16, 1996.

(5) EBITDA represents the sum of loss (a) before discontinued operations, extraordinary charge, impairment of warrant investment, loss on equity investment, income taxes, interest expense, other income (expense), depreciation and amortization and (b) after restructuring charges (non-cash). EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur or service indebtedness. However, EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of the Company's operating results or cash flows as a measure of its liquidity. EBITDA, as determined above, may not be comparable to EBITDA reported by other companies.

See "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" for additional information concerning the Registrant's financial performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

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

         Since June 1994, the Company has grown due to the Company's acquisition of its adhesive-backed label stock manufacturing operations. The Company entered the adhesive-backed material industry in 1994 through its acquisition of Spinnaker. The Coating-Maine Acquisition was intended to further strengthen the Company's position in the adhesive-backed materials market. From 1997 through 2000, the Company averaged approximately $2,500 per year in capital expenditures to expand coating capacity for label stock production, which lowered manufacturing costs, and for enhancements to its film and coating lines. The Company believes the combination of Coating-Maine with Spinnaker Coating's adhesive-backed label stock business makes the Company the fifth largest producer of label stock and the second largest manufacturer of EDP label stock.

         The cost of the Company's principal raw materials, polypropylene resin and paper, have generally remained stable or increased over recent years. Historically, the increases in raw material costs for the Company's products have not materially impacted the Company's gross margin. The future impact of a change in raw material costs on the Company's profitability is based in part on pricing by the Company's competitors. Although historically the Company's raw material costs have not materially impacted the Company's gross margin, the Company cannot be assured that future raw material cost increases can be passed through to its customers or that such cost increases will not negatively impact the Company's gross margin.

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

         The industrial tape segment generated $121,800 of net sales for fiscal year ended December 31, 1998 and $69,500 of net sales in 1999 through the date of disposition.

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

Results of Continuing Operations

FISCAL 2000 COMPARED TO FISCAL 1999

         Net Sales. The Company's 2000 net sales were $155,733, compared to $162,082 in 1999. The decrease in net sales for 2000 is attributed to entering a joint venture to outsource the manufacturing and sales of non-pressure sensitive product lines in the fourth quarter of 1999 and lower sales volumes of general purpose pressure-sensitive products. Net sales were also impacted by lower prices from intense price competition in the general purpose and most other pressure-sensitive product lines. Offsetting these declines were increased sales of pressure-sensitive sheet products.

         Additionally, net sales in the Company's Entoleter business declined by $1,400 due to continued lower unit pricing, primarily in the Centrimill product line.

         Gross Margins. Gross margin as a percentage of net sales in 2000 was approximately 3.8% compared to approximately 8.5% in 1999. The decline in gross margin for the year ended 2000 was primarily due to lower product volumes and prices, increased depreciation and amortization associated with capital expenditures used in the manufacturing process and an increase in product development costs related to several new pressure-sensitive paper and film products that were introduced in the second and third quarters of 2000.

         The impact of Asian imports and new manufacturing capacity increased domestic market competition, and a product technology transition resulted in changes in sales mix which contributed to lower average selling prices in pressure sensitive label, leading to product substitution.

         Income (loss) from Operations. Loss from continuing operations for the year ended 2000 was $9,538 compared to income for continuing operations of $1,582 in 1999. The 2000 operating results primarily reflect lower operating margins, increased depreciation and amortization associated with capital expenditures used in the manufacturing process, lower product volumes, and an increase in product development costs.

         The Company recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating and Spinnaker Coating - Maine business, in 2000 of $2,708. To better concentrate on Coating's strengths and market niche, a decision was made by management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The Company may incur additional severance and other charges in 2001. The restructuring involved the elimination of non-pressure sensitive product lines, outsourcing of non-core manufacturing processes and termination of seven salaried employees, primarily senior management. As part of this restructuring, certain machinery and equipment was written down to net realizable value. The restructuring charge was composed of the following:

                                                  TOTAL          2000                BALANCE AT
                                                 CHARGE        ACTIVITY           DECEMBER 31, 2000
                                              ------------- ---------------       -----------------
Machinery and equipment write-down..........      $  1,115      $  (1,115)           $         -
Severance and other costs...................         1,593           (468)                 1,125
                                              ------------- ---------------        --------------
Total restructuring charge..................      $  2,708      $  (1,583)           $     1,125
                                              ============= ===============        ==============

         Interest Expense. Interest expense for 2000 was $10,933, a decrease of approximately $500 from 1999. The decrease is a result of the early retirement of Senior Notes with proceeds from the Industrial Tape Sale.

         Income Taxes. The Company's 2000 income tax rate for federal and state income taxes reflects an annual effective tax rate of approximately 19.8% for continuing operations. The annual effective tax rate varies from statutory rates primarily due to the recognition of a valuation allowance on deferred tax assets.

         The Company has about $14,600 of net operating loss carry forwards available to offset future taxable income, which expire in years 2008 through 2020.

         Net (Loss) Income. The Company recorded a net loss of $12,951, or $1.76 per share for 2000, compared to a net income of $12,075, or $1.64 per share for 1999. The Company recognized an impairment loss of $2,800 from its investment in certain warrants as a result of the decline during the third and fourth quarters of 2000 in the underlying value of the stock associated with certain warrants. Additionally, the net loss in 2000 includes an extraordinary gain of $4,717 from the early extinguishment of debt.

FISCAL 1999 COMPARED TO FISCAL 1998

         Net Sales. The Company's 1999 net sales were $162,082, compared to $159,135 in 1998. The growth in net sales for 1999 was attributed to approximately $7,600 in net sales from the acquisition of Coating-Maine and higher unit sales of certain label stocks from 1998, which were offset by increased capacity in the domestic market and the disruption of business at Entoleter from a mid-summer labor dispute.

         Gross Margins. Gross margin as a percentage of net sales in 1999, net of a charge impacting comparability, was approximately 8.5% compared to approximately 11.1% in 1998. The 1999 gross margins were lower due to competitive pricing in the adhesive-backed materials industry, the timing and new pricing of the current postage contract, development costs associated with a new "multi-ply" pressure sensitive posting product offering, and unabsorbed overhead costs at Entoleter attributed to the labor dispute. The charge impacting comparability related to severance and termination benefits associated with the termination of 20 indirect manufacturing personnel at Spinnaker Coating. The first quarter restructuring charge totaled $500, all of which was paid in 1999.

         The impact of Asian imports and new manufacturing capacity increased domestic market competition, and a product technology transition resulted in changes in sales mix which contributed to lower average selling prices in pressure sensitive label, leading to product substitution. The current postage contract, a five year $75,000 agreement, was awarded late in the first quarter of 1998 and contained new pricing and product mix, which became effective immediately.

         The Company offset a portion of these margin pressures by continuing to lower average unit manufacturing costs through manufacturing efficiency improvements, resulting from recent capital investments, updated material procurement policies and procedures, reductions in manufacturing and administrative personnel, and product substitution that parallel the market's balance of quality and performance versus lower pricing.

         Income from Operations. Income from operations in 1999, net of a charge impacting comparability, was approximately $2,100 compared to $5,278 in 1998. The 1999 operating results reflect lower gross margins and increased depreciation and amortization of approximately $900 associated with the Coating-Maine acquisition, offset by lower selling, general and administrative ("SG&A") expenses.

         The Company has continued to rationalize general and administrative overhead and has leveraged the knowledge within and between operating units, which has enabled it to reduce SG&A costs.

         Interest Expense. Interest expense for 1999 was $11,485, an increase of approximately $3,300 from 1998. The increase is primarily due to the financing associated with the Company's acquisition of Coating-Maine.

         Income Taxes. The 1999 income tax benefit for federal and state income taxes is at an effective rate of 3l.9%. The annual effective tax rate varies from statutory rates primarily due to state income taxes. A portion of the Company's 1999 operating losses and available net operating loss carry-forwards where utilized to fully offset the pre-tax gain from the Industrial Tape Sale.

         Net Income. The Company recorded net income of $12,075, or $1.64 per share for 1999, compared to a net loss of $6,619, or $0.92 per share in 1998. The 1999 earnings include a net gain of $18,096 from the sale of the Industrial Tape Sale and an extraordinary gain of $603 from the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity. As of March 26, 2001, the Company had net availability of approximately $3,700 under its revolving credit facility ("Spinnaker Credit Facility"). Under the Spinnaker Credit Facility, the Company has $6,500 of restricted cash for paydown of the working capital revolver. Additionally, the Company has approximately $7,000 of cash, all of which is unrestricted and available for general purposes that may include the repurchase of additional Senior Notes in the open market, acquisitions and capital expenditures to support continuing operations. As a result of acquisitions, the Company has a relatively high debt to equity ratio. In addition, the Company's financial position has also been adversely affected by the continuation of depressed business conditions in the coating business.

         The Spinnaker Credit Facility is available to support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates primarily related to LIBOR. At December 31, 2000, the effective interest rate was approximately 9.5%. The Company anticipates having sufficient availability under the Spinnaker Credit Facility along with cash balances to meet its interest obligations for 2001. This facility expires July 31, 2002.

         Cash used in operating activities for 2000 was $10,937, compared to $1,997 of cash used in operations in 1999.

         Net proceeds from the sale of Central Products in 1999 was available to prepay indebtedness (other than subordinated debt) of the Company, invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Since the fourth quarter of 1999, the Company utilized the Restricted Proceeds to purchase approximately $63,900 (par value) of outstanding Senior Notes on the open market at an average price of 82.9%, plus accrued and unpaid interest. The Restricted Proceeds were fully utilized for the Senior Note purchases and capital expenditures. The purchase of Senior Notes has reduced the Senior Note outstanding borrowings to $51,135, which reduces the semi-annual interest payment to approximately $2,750.

         In connection with the Coating-Maine acquisition, the Company issued a promissory note ("Warren Note") to Warren in the original principal amount of $7,000. Subsequent to December 31, 2000, the Warren Note was amended to have the maturity date extended to January 31, 2003 and interest to accrue at a rate of 14% commencing 2001. Additionally, at the option of the holder, the Warren Note may be converted into the Company's Common Stock on a basis of 250 shares per $1,000 of outstanding principal amount of the Warren Note (or $4 per share). Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Spinnaker Credit Facility and Senior Notes. The Warren Note matures on January 31, 2003, however, it can be prepaid earlier.

         Capital Resources. The Company budgeted capital expenditures of approximately $2,000 for 2001; actual capital expenditures for 2000 were $2,471. The Company anticipates that it will have sufficient cash flow from availability under the Spinnaker Credit Facility and cash on hand to fund its commitments for such capital expenditures in 2001.

         Other. In October 1996, the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment, issuance of Spinnaker common stock and a right to a contingent payment ("Contingent Value Rights" or "CVRs"). On May 4, 2000, the Company, through Spinnaker Electrical, acquired all the Contingent Value Rights held by the former minority ownership group of Spinnaker Coating for $500 in cash. Accordingly, the contingent payment was recorded as an addition to goodwill.

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

         The Company has $51,135 of Senior Notes with a fixed interest rate and $26,447 of revolving credit debt with an interest rate that fluctuates with the market. An increase or decrease of 0.5% in the revolver interest rate would impact interest expense by $132.

         The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. SFAS No. 133 will become effective for the Company beginning in the first quarter of fiscal year 2001. The Company has determined the effect of this new standard, with the only impact being the requirement to mark-to-market through the Consolidated Statement of Operations the change in value of the warrants obtained through the sale of Central Products. The adoption of SFAS No. 133 is not expected to have a material impact in the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this Item 10 is included under the caption "Election of Directors" and "Section 16(A) Reporting" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2001, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is included under the captions "Executive Compensation," "Compensation of Directors," and "Certain Transactions," of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2001, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2001, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is included under the caption "Certain Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2001, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Form 10-K Annual Report:
       (1) Financial Statements:
           The Report of Independent Auditors and the following Consolidated Financial Statements of the Registrant are included herein:
           Consolidated Balance Sheets-December 31, 2000 and 1999.
           Consolidated Statements of Operations-Years ended December 31, 2000, 1999, and 1998.
           Consolidated Statements of Stockholders' Equity-Years ended December 31, 2000, 1999 and 1998.
           Consolidated Statements of Cash Flows-Years ended December 31, 2000, 1999 and 1998.
           Notes to Consolidated Financial Statements.
       (2) Financial Statement Schedules:
           Schedule I - Condensed Financial Information of Registrant
           All other schedules to the Consolidated Financial Statements are omitted because the required information is inapplicable or has been presented in the Financial Statements or Related Notes thereto.
       (3) Exhibits:
           3.1 Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
           3.2 Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
           4.1 Indenture dated October 23, 1996, among the Registrant, Spinnaker Coating, Inc. (f/k/a Brown-Bridge Industries, Inc.), Central Products Company, and Entoleter, Inc., and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 7, 1996).
           4.2 Supplemental Indenture dated March 17, 1998, among the Registrant, Spinnaker Coating, Central Products Company, Entoleter, Inc., and Spinnaker Coating-Maine, Inc. (filed as
                    Exhibit 99.6 to the Registrant's Current Report on Form 8-K dated March 30, 1998).
           10.1 Commercial Loan Open End Mortgage Deed and Security Agreement and Commercial Mortgage Note dated July 1, 1988 in the amount of $1,100,000 to Centerbank (formerly Connecticut Savings Bank)(filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
           10.2 Agreement for the Allocation of Income Tax Liability between Lynch Corporation and its Consolidated Subsidiaries, dated December 18, 1988, between Lynch Corporation and Safety Railway Service Corporation (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
           10.3 Agreement, dated October 3, 1995, between the Registrant and Lynch Corporation (filed as Exhibit 7.8 to the Registrant's Current Report on Form 8-K dated October 18, 1995).
           10.4 Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among the Registrant, BB Merger Corp., Brown-Bridge Industries, Inc., and the stockholders of Brown-Bridge Industries, Inc. listed on Exhibit A thereto (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated November 7, 1996).
           10.5 Refinanced Credit Agreement among Spinnaker Coating, Inc., Spinnaker Coating - Maine, Inc., and Entoleter, Inc. as Borrowers, the Registrant, as Guarantor, each of the financial institutions listed on Schedule 1 thereto, and Transamerica Business Credit Corporation, as Agent dated August 9, 1999.
           10.6 First Amendment to the Refinanced Credit Agreement dated September 29, 1999.
           10.7 Second Amendment to the Refinanced Credit Agreement dated December 3, 1999.
           10.8 Third Amendment to the Refinanced Credit Agreement dated March 28, 2000.
           10.9 Asset Purchase Agreement, dated as of November 18, 1997, by and between the Registrant and S.D. Warren Registrant ("SDW") (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 30, 1998).
           10.10 First Amendment to Asset Purchase Agreement, dated March 17, 1998 by and between the Registrant and SDW (filed as Exhibit
                    2.2 to the Registrant's Current Report on Form 8-K dated March 30, 1998).
           10.11 Subordinated Note issued to SDW in the original principal amount of $7 million, dated March 17, 1998, bearing interest at a rate of 10% per annum (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 30,
                    1998).
           10.12 Site Lease Agreement, dated March 17, 1998, between the Registrant and SDW (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated March 30,
                    1997).
           10.13 Site Separation and Services Agreement, dated March 17, 1998, by and between the Registrant and SDW (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 30, 1998).
           10.14 Fourth Amendment to the Refinanced Credit Agreement dated April 17, 2000.

           10.15    Fifth Amendment to the Refinanced Credit Agreement dated
                    September 30, 2000.
           10.16    Sixth Amendment to the Refinanced Credit Agreement dated
                    March 28, 2001 (1).
           10.17    Amended and Restated Subordinated Note (1).
           21       Subsidiaries of the Registrant (1).
           23.1     Consent of Ernst & Young LLP (1).
           24       Powers of Attorney (1).

- -----------

(1)      Filed herewith.

(b) REPORTS ON FORM 8-K.

         None.

The Company will furnish copies of the foregoing exhibits or filings upon request and the payment of $.20 per page. Requests should be addressed to Investor Relations, c/o Spinnaker Industries, Inc., 518 East Water Street, Troy, Ohio 45373.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Spinnaker Industries, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Spinnaker Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spinnaker Industries, Inc. and Subsidiaries at December 31, 2000 and December 31, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Dayton, Ohio
March 30, 2001

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                     DECEMBER 31,
                                                                                            ---------------------------
                                                                                                 2000           1999
                                                                                            -----------   -------------
                                                                                            (IN THOUSANDS, EXCEPT SHARE
                                                                                                        DATA)

ASSETS
Current assets:
   Cash and cash equivalents ...............................................................  $   7,159   $  11,318
   Restricted cash .........................................................................      6,500          --
   Accounts receivable, less allowance for doubtful accounts and cash discounts of $1,452 in
         2000 and $240 in 1999..............................................................     19,308      20,036
   Inventories .............................................................................     25,415      25,920
   Prepaid expenses and other ..............................................................      1,114       1,113
   Deferred income taxes ...................................................................         --       2,257
                                                                                              ---------   ---------
      Total current assets .................................................................     59,496      60,644

Restricted cash ............................................................................         --      56,026

Property, plant and equipment:
   Land ....................................................................................        573         573
   Buildings and improvements ..............................................................      8,037       7,999
   Machinery and equipment .................................................................     46,793      44,991
   Accumulated depreciation ................................................................    (20,268)    (14,977)
                                                                                              ---------   ---------
                                                                                                 35,135      38,586
Goodwill, net ..............................................................................     21,705      22,020
Other assets ...............................................................................      2,695       8,589
                                                                                              ---------   ---------
      Total assets .........................................................................  $ 119,031   $ 185,865
                                                                                              =========   =========



      See accompanying notes, which are an integral part of these financial statements.

                  SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                         DECEMBER 31,
                                                                                                    ---------------------
                                                                                                      2000          1999
                                                                                                    ---------   ---------
                                                                                                    (IN THOUSANDS, EXCEPT
                                                                                                          SHARE DATA)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................................................  $  14,291   $  12,387
   Accrued liabilities ...........................................................................      6,875       7,553
   Current portion of long-term debt .............................................................        649         686
   Working capital revolver ......................................................................     26,447      20,504
   Accrued interest ..............................................................................      1,145       2,399
                                                                                                    ---------   ---------
      Total current liabilities ..................................................................     49,407      43,529

Long-term debt, less current portion .............................................................     60,310     115,595
Net deferred income taxes ........................................................................         --       4,741
Pension liabilities ..............................................................................      1,844       1,579
Shareholders' equity:
   Class A Common Stock, no par or stated value, authorized 10,000,000 shares;
         issued 3,661,399 Shares in 2000 and 1999 and Common Stock, no par or
         stated value, authorized 15,000,000
         Shares; issued  3,871,012 in 2000 and 1999 at designated value ..........................      3,124       3,124
         Additional paid-in capital ..............................................................     15,867      15,867
         Retained (deficit) earnings .............................................................    (11,409)      1,542
      Less cost of common stock in treasury, 95,332 shares each of Class A Common Stock and Common
         stock in 2000 and 1999 ..................................................................       (112)       (112)
                                                                                                    ---------   ---------

      Total shareholders' equity .................................................................      7,470      20,421
                                                                                                    ---------   ---------

      Total liabilities and shareholders' equity .................................................  $ 119,031   $ 185,865
                                                                                                    =========   =========




      See accompanying notes, which are an integral part of these financial statements.

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                      2000        1999        1998
                                                                                   ---------   ---------   ---------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales .......................................................................  $ 155,733   $ 162,082   $ 159,135
Cost of sales ...................................................................    149,843     148,303     141,430
                                                                                   ---------   ---------   ---------

Gross margin ....................................................................      5,890      13,779      17,705
Selling, general and administrative expenses ....................................     12,720      11,697      12,427
Restructuring charges ...........................................................      2,708         500          --
                                                                                   ---------   ---------   ---------

(Loss) income from operations ...................................................     (9,538)      1,582       5,278
Interest expense ................................................................     10,933      11,485       8,228
Impairment charge on warrant investment .........................................      2,800          --          --
Other income (expense)-net ......................................................      1,246       2,286         (65)
                                                                                   ---------   ---------   ---------
Loss from continuing operations before income taxes, discontinued operations and
   extraordinary gain ...........................................................    (22,025)     (7,617)     (3,015)
Income tax benefit ..............................................................      4,357       2,431         209
                                                                                   ---------   ---------   ---------
Loss from continuing operations  before discontinued operations and extraordinary
   gain .........................................................................    (17,668)     (5,186)     (2,806)

Discontinued operations:
Loss from discontinued operations, net of income tax benefit ....................         --      (1,438)     (3,813)
Gain on sale of discontinued operations, net of income tax provision ............         --      18,096          --
                                                                                   ---------   ---------   ---------
(Loss) income from discontinued operations ......................................         --      16,658      (3,813)
Extraordinary gain on early extinguishment of debt, net of income tax provision .      4,717         603          --
                                                                                   ---------   ---------   ---------
Net (loss) income ...............................................................  $ (12,951)  $  12,075   $  (6,619)
                                                                                   =========   =========   =========

Earnings per common share - basic and assuming dilution:

Weighted average shares outstanding .............................................      7,342       7,342       7,199
                                                                                   =========   =========   =========
Loss from continuing operations before discontinued operations and
   extraordinary gain ...........................................................  $   (2.40)  $   (0.71)  $   (0.39)
Income (loss) from discontinued operations ......................................         --        2.27       (0.53)
Extraordinary gain ..............................................................       0.64        0.08          --
                                                                                   ---------   ---------   ---------
Net (loss) income per common share ..............................................  $   (1.76)  $    1.64   $   (0.92)
                                                                                   =========   =========   =========


      See accompanying notes, which are an integral part of these financial statements.

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       CLASS A     COMMON                ADDITIONAL    RETAINED
                                     COMMON STOCK   STOCK      COMMON     PAID-IN-    (DEFICIT)     TREASURY
                                     OUTSTANDING OUTSTANDING   STOCK       CAPITAL     EARNINGS      STOCK       TOTAL
                                      ---------   ---------   ---------   ---------   ---------    ---------    ---------
                                                                    (IN THOUSANDS EXCEPT SHARE DATA)

Balance at December 31, 1997 ......   3,337,568   3,347,181   $   3,124   $  11,557   $  (3,914)   $    (112)   $  10,655
Exercise of warrants ..............     228,499     228,499          --         610          --           --          610
Stock issued for acquisition of
   Spinnaker Electrical ...........          --     200,000          --       3,700          --           --        3,700
Net (loss) and comprehensive
   (loss) .........................          --          --          --          --      (6,619)          --       (6,619)
                                      ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1998 ......   3,566,067   3,775,680       3,124      15,867     (10,533)        (112)       8,346
Net income and comprehensive income          --          --          --          --      12,075           --       12,075
                                      ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1999 ......   3,566,067   3,775,680       3,124      15,867       1,542         (112)      20,421
Net (loss) and comprehensive
   (loss)..........................          --          --          --          --     (12,951)          --      (12,951)
                                      ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance at December 31, 2000 ......   3,566,067   3,775,680   $   3,124   $  15,867   $ (11,409)   $    (112)   $   7,470
                                      =========   =========   =========   =========   =========    =========    =========

      See accompanying notes, which are an integral part of these financial statements.

                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  2000         1999         1998
                                                                               ---------    ---------    ---------
                                                                                         (IN THOUSANDS)

OPERATING ACTIVITIES
Net (loss) income ..........................................................   $ (12,951)      12,075    $  (6,619)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
   Depreciation ............................................................       4,595        4,171        3,666
   Amortization of deferred financing costs and goodwill ...................       1,703        1,733        1,388
   Gain on sale of businesses ..............................................          --      (18,950)          --
   Extraordinary gain on early extinguishment of debt, net of tax ..........      (4,717)        (603)          --
   Impairment charge on machinery and equipment ............................       1,115           --           --
   Impairment charge on warrant investment .................................       2,800           --           --
   Deferred income taxes ...................................................      (2,484)      (2,431)        (209)
   Changes in operating assets and liabilities, net of effects of acquired business in 1998:
      Accounts receivable ..................................................         728        1,403       (4,246)
      Inventories ..........................................................         505       (1,703)       1,509
      Prepaid expenses and other ...........................................          (1)         314         (326)
      Accounts payable and other ...........................................         (58)      (5,067)      11,453
    Discontinued operations - non-cash charges and working capital changes .          --        7,061        5,834
                                                                               ---------    ---------    ---------
Net cash (used in) provided by operating activities ........................      (8,765)      (1,997)      12,450

INVESTING ACTIVITIES
   Acquisition of Spinnaker Coating - Maine ................................          --           --      (47,933)
   Proceeds from sale of businesses ........................................          --      106,853           --
   Purchases of property, plant, and equipment .............................      (2,471)      (2,837)      (2,326)
   Restricted cash .........................................................      49,526      (56,026)          --
   Acquisition of contingent value rights ..................................        (500)          --           --
   Other assets ............................................................          --         (315)      (1,199)
   Investing activities of discontinued operations .........................          --       (1,243)     (11,000)
                                                                               ---------    ---------    ---------
Net cash provided by (used in) investing activities ........................      46,555       46,432      (62,458)

FINANCING ACTIVITIES
   Borrowings (payments) on working capital revolvers, net .................       5,943      (22,227)      42,285
   Proceeds from long-term debt ............................................          --           --        4,500
   Principal payments on long-term debt ....................................     (47,767)     (10,237)        (136)
   Deferred financing costs ................................................        (125)        (580)        (726)
   Exercise of stock warrants and subsidiary options .......................          --           --          610
   Financing activities of discontinued operations .........................          --          (73)          --
                                                                               ---------    ---------    ---------
Net cash (used in) provided by financing activities ........................     (41,949)     (33,117)      46,533
                                                                               ---------    ---------    ---------

(Decrease) increase in cash and cash equivalents ...........................      (4,159)      11,318       (3,475)

Cash and cash equivalents at beginning of year .............................      11,318           --        3,475
                                                                               ---------    ---------    ---------
Cash and cash equivalents at end of year ...................................   $   7,159    $  11,318    $      --
                                                                               =========    =========    =========

      See accompanying notes, which are an integral part of these financial statements.

                           SPINNAKER INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ownership

         Spinnaker Industries, Inc., ("Spinnaker") is a 48% owned subsidiary of Lynch Systems, Inc., which is a wholly-owned subsidiary of Lynch Corporation ("Lynch" or "Parent"). Lynch Interactive Corporation, which was spun-off from Lynch in September 1999, has a 14% equity interest in Spinnaker.

Principles of Consolidation

         The consolidated financial statements include the accounts of Spinnaker and its wholly owned subsidiaries, Spinnaker Coating, Inc. ("Spinnaker Coating"), and Entoleter, Inc. ("Entoleter"), (collectively referred to hereinafter as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

         Spinnaker is a manufacturer and marketer of adhesive-backed materials, primarily for the pressure-sensitive label stock markets. Spinnaker Coating, the adhesive-backed label stock operation, develops, manufactures, and markets a broad line of standard and custom adhesive-backed label stock products for masking, labeling, promoting, decorating and identifying applications. These operations account for over 97% of the Company's net sales.

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

         The Company's operations are primarily in the U.S; however, approximately $20,100, $17,500 and $16,900 of the Company's sales were export sales for the years ended December 31, 2000, 1999, and 1998, respectively.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

         Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

Accounts Receivable

         Accounts receivable at Spinnaker Coating consist principally of amounts due from companies who convert the adhesive coated materials into end products and comprise over 97% of total accounts receivable. Accounts receivable of Entoleter, which comprise the remainder of total accounts receivable, consist principally of amounts due from foreign and domestic food processing companies. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required. The Company considers concentrations of credit risk to be minimal due to the Company's diverse customer base. One customer accounted for approximately 13% of net sales of continuing operations in 2000, and approximately 11% of net sales of continuing operations in 1999 and 1998. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

Inventories

         All inventory is stated at the lower of cost or market. Spinnaker Coating's inventory, which comprises over 98% of total inventory, is valued using the specific identification method. Entoleter's inventory, which comprises the remainder of total inventory, is valued using the FIFO method.

Property, Plant and Equipment

         Property, plant and equipment is stated on the basis of cost. Expenditures for significant renewals and improvements are capitalized, whereas repairs and maintenance are charges to expense as incurred. Depreciation is computed on the straight-line or declining balance method over the estimated service lives of the related assets, which range from five to thirty-five years for buildings and improvements and three to twenty years for machinery and equipment.

Goodwill and Other Long-lived Assets

         Goodwill represents the excess of cost over the fair value of the net assets acquired and is generally amortized on a straight-line basis over 25 to 30 years. Accumulated amortization at December 31, 2000 and 1999 totaled approximately $2,200 and $1,400, respectively.

         The carrying value of long-lived assets is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates that the long-lived assets may not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired, the Company's carrying value of the long-lived assets is reduced.

Revenue Recognition

         The Company recognizes revenues when title passes, which is generally at the time of shipment.

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

Shareholders' Equity

         The Company's Common Stock has a 1/10 vote per share compared to one vote per share for the Class A common stock.

Fair Value of Financial Instruments

         Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and Spinnaker Credit Facility are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for similar debt of the same maturities. The fair value of Senior Secured Notes at December 31, 2000, based on market quotes between 40% and 50% was between $20,500 and $25,600, compared to between $87,800 and $92,300 or between 80.9% and 85.0% of face value in 1999. Due to the nature of the debt, including the subordination feature and marketability, the fair value of the Warren Note was undeterminable as of December 31, 2000.


Stock Based Compensation

         The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation and continues to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's director stock options were not less than the market price of the underlying stock on the date of grant.

New Accounting Standards

         The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. SFAS No. 133 will become effective for the Company beginning in the first quarter of fiscal year 2001. The Company has determined the effect of this new standard, with the only impact being the requirement to mark-to-market through the Statement of Operations the change in the value of the warrants obtained through the sale of Central Products. This adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

2. ACQUISITIONS

Acquisition of Coating - Maine

         Effective March 17, 1998, the Company acquired the assets of the pressure sensitive business ("Pressure Sensitive Business") of S. D. Warren ("Warren"). Warren is a large pulp and paper producer owned by an indirect wholly-owned subsidiary of SAPPI, Ltd., a public South African conglomerate. The acquired pressure sensitive business, renamed Spinnaker Coating - Maine, Inc. ("Coating - Maine") effective with the acquisition, manufactures and markets label stock primarily for the EDP segment of the label stock market. Coating - Maine EDP products are used in various labeling end uses, including form printing and product marking and identification. The purchase price under the agreement was approximately $51,800, plus the assumption of certain liabilities and related acquisition costs. The acquisition was accounted for as a purchase.

        The operating results of Coating - Maine are included in the Consolidated Statements of Operations from the March 17, 1998 acquisition date. The following unaudited pro forma information shows the results of the Company's continuing operations presented as though the acquisition occurred at the beginning of 1998.

      Net sales..............................................    $ 171,249
      Net loss...............................................    $   2,057
      Net loss per common share..............................    $    0.29
      Net loss per common share-assuming dilution............    $    0.29

Acquisition of Spinnaker Electrical

         Effective July 30, 1998, the Company completed its acquisition of tesa tape, inc.'s pressure sensitive electrical tape product line and manufacturing plant ("Electrical Tape Business"). The Electrical Tape Business, renamed Spinnaker Electrical Tape Company effective with the acquisition, produces electrical tape for insulating motors, coils and transformers for major customers in Europe, Canada and the U.S. The purchase price under the agreement was approximately $10,700 plus related acquisition costs. The purchase price was comprised of $3,700 in Company common stock, $4,500 in term debt, $2,000 in cash and a $500 subordinated note (the "tesa note") by Spinnaker Electrical to tesa tape, inc. The acquisition was accounted for as a purchase and the operating results of Spinnaker Electrical Tape Company are included in the 1998 Consolidated Statement of Operations from the July 30, 1998 acquisition date.

Acquisition of Spinnaker Coating Minority Interest

         In 1996, concurrent with the issuance of the $115,000 Senior Notes (see
Note 5), the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. As part of the consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment ("Contingent Value Rights" or "CVRs"), which was exercisable at any time during the period beginning October 1, 1998 through September 30, 2000. The value of the contingent payment is equal to the percentage of the capital stock of the former Spinnaker Coating entity owned by such stockholder at the time of the merger multiplied by 75% of the fair value of the capital stock of Spinnaker Coating, less the consideration received at closing.

         On May 4, 2000, the Company through its subsidiary, Spinnaker Electrical, acquired all of the CVRs held by the former minority ownership group of Spinnaker Coating for $500 in cash. Accordingly, the contingent payment was recorded as an addition to goodwill.

3. RESTRUCTURING  CHARGE

         The Company recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating and Spinnaker Coating - Maine business, in 2000 of $2,708. To better concentrate on Coating's strengths and market niche, a decision was made by management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The restructuring involved the elimination of non-pressure sensitive product lines, outsourcing of non-core manufacturing processes and termination of seven salaried employees, primarily senior management. As part of this restructuring, certain machinery and equipment was written down to net realizable value. The restructuring charge was composed of the following:

                                                        TOTAL          2000              BALANCE
                                                        CHARGE       ACTIVITY     AT DECEMBER 31, 2000
                                                       --------     ----------    --------------------
      Machinery and equipment write-down.........      $  1,115      $  (1,115)        $      -
      Severance and other costs..................         1,593           (468)           1,125
                                                       --------      ---------          -------
      Total restructuring charge.................      $  2,708      $  (1,583)         $ 1,125
                                                       ========      =========          =======


4.  DISCONTINUED  OPERATIONS

           On April 9, 1999, the Company entered into a definitive agreement to sell Central Products and Spinnaker Electrical to Intertape for approximately $105,000 and five-year warrants to purchase 300,000 shares of Intertape common stock (New York Stock Exchange Symbol "ITP") at an exercise price of $29.50 per share. The warrants were initially recorded at approximately $3,000 using the Black-Scholes option pricing model and are reflected in other assets. At December 31, 2000, the fair value of the warrants was approximately $200; accordingly, in accordance with SFAS No. 121, the Company recognized an impairment loss of $2,800 as a result of the decline during the third and fourth quarters of 2000 in the underlying value of the stock associated with the warrants. Prior to the sale, the operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the Consolidated Statement of Operations.

         The sale of Central Products and Spinnaker Electrical assets closed on August 10, 1999 and July 30, 1999, respectively. The Company recorded gains totaling $18,096, net of applicable income taxes of approximately $5,900. The Company offset the cash tax liability by utilizing net operating loss carry-forwards.

         Central Products and Spinnaker Electrical net sales were $69,500 and $121,800 for the periods ended December 31, 1999 and 1998, respectively. Interest expenses charged to the discontinued industrial tape segment totaled approximately $5,200 for the period ended December 31, 1999 and approximately $8,500 in the periods ended December 31, 1998.

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

5. INVENTORIES

         Inventories are comprised of the following:

                                                          DECEMBER 31,
                                                       -----------------
                                                        2000      1999
                                                       -------   -------

      Finished goods ...............................   $17,552   $16,204
      Work-in-process ..............................       439       860
      Raw materials and supplies ...................     7,424     8,856
                                                       -------   -------
                                                       $25,415   $25,920
                                                       =======   =======


6. LONG-TERM DEBT AND WORKING CAPITAL REVOLVERS

         On October 23, 1996, the Company issued $115,000 of 10 3/4% Senior Secured Notes (the "Senior Notes") due 2006. The Senior Notes are redeemable, in whole or in part, at the option of the Company on or after October 15, 2001, at the redemption prices beginning at 105.375% of the principal amount declining to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. Prior to the Industrial Tape Sale, Spinnaker, Spinnaker Coating, Central Products and Entoleter ("Guarantors") unconditionally guaranteed the Senior Notes, jointly and severally.

         Summarized financial information for the Guarantors and Spinnaker Electrical is presented below for the year ended December 31, 2000:

                                                                      GUARANTORS   ELECTRICAL  ELIMINATIONS CONSOLIDATED
                                                                      ---------    ---------    ---------    ---------
Condensed balance sheet
  Current assets ..................................................   $  39,504    $  13,492    $      --    $  52,996
  Property, plant and equipment ...................................      35,135           --           --       35,135
  Goodwill, net and other assets ..................................     111,988          524      (81,612)      30,900
                                                                      ---------    ---------    ---------    ---------
     Total assets .................................................   $ 186,627    $  14,016    $ (81,612)   $ 119,031
                                                                      =========    =========    =========    =========

  Current liabilities .............................................   $  48,995    $     412    $      --    $  49,407
  Long-term debt, less current portion ............................     126,508        1,447      (67,645)      60,310
  Other non-current liabilities ...................................       1,964         (120)          --        1,844
  Shareholders' equity ............................................       9,160       12,277      (13,967)       7,470
                                                                      ---------    ---------    ---------    ---------
     Total liabilities and shareholders' equity ...................   $ 186,627    $  14,016    $ (81,612)   $ 119,031
                                                                      =========    =========    =========    =========

Condensed statement of operations
  Net sales .......................................................   $ 155,733    $      --    $      --    $ 155,733
  Cost of sales ...................................................     149,843           --           --      149,843
                                                                      ---------    ---------    ---------    ---------
     Gross margin .................................................       5,890           --           --        5,890
  Selling, general and administrative expenses ....................      12,421          299           --       12,720
  Restructuring charge ............................................       2,708           --           --        2,708
  Impairment charge on warrant investment .........................       2,800           --           --        2,800
  Interest expense and other - net ................................      10,613         (926)          --        9,687
  Income tax (benefit) provision ..................................      (4,730)         373           --       (4,357)
                                                                      ---------    ---------    ---------    ---------
(Loss) income from continuing operations before
extraordinary gain ................................................     (17,922)         254           --      (17,668)
Extraordinary gain on early extinguishment of
  debt, net of income tax provision ...............................       5,316           --         (599)       4,717
                                                                      ---------    ---------    ---------    ---------
Net (loss) income .................................................   $ (12,606)   $     254    $    (599)   $ (12,951)
                                                                      =========    =========    =========    =========

          Any net proceeds from the sale of Central Products ("Restricted Proceeds") not invested in any business, capital expenditure or other tangible assets in the Permitted Businesses, as defined by the Indenture, within 270 days after the closing of the sale of Central Products or not used to permanently reduce indebtedness (other than subordinated debt) were deemed Excess Proceeds ("Excess Proceeds") and the Company made an Asset Sale Offer, as defined in Indenture, to purchase the maximum principal amount of Senior Notes that may be purchased out of the excess proceeds, at an offer price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest, of any. If aggregate principal amount surrendered exceeded the excess proceeds, the Senior Notes were to be purchased on a pro rata basis. Spinnaker Electrical, an unrestricted subsidiary, is not a guarantor of the Senior Notes.

         Since the fourth quarter of 1999, the Company utilized the Restricted Proceeds to purchase approximately $63,900 (par value) of outstanding Senior Notes on the open market at an average price of 82.9%, plus accrued and unpaid interest. The Restricted Proceeds were fully utilized for the Senior Note purchases and capital expenditures, and all obligations under the Indenture were satisfied relating to the use of sale proceeds. In 2000, the purchase of the Senior Notes resulted in an extraordinary gain of $4,717, net of applicable taxes of $2,612, for the difference between par value and the discounted purchase price offset by the write-off of applicable deferred financing fees associated with the issuance of the original Senior Notes.

         Long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                                                                     2000         1999
                                                                                                ---------    ---------

10 3/4 % Senior Secured Notes, due 2006 with interest payable semi-annually each April 15 and
   October 15 ...............................................................................   $  51,135    $ 108,585
14% subordinated note, due 2003, with interest and principal on January 31, 2003 ............       9,172        7,000
9 1/4% mortgage note from bank, payable on demand, secured by certain property of Entoleter .         643          680
Other .......................................................................................           9           16
                                                                                                ---------    ---------
                                                                                                   60,959      116,281
Current portion of long-term debt ...........................................................        (649)        (686)
                                                                                                ---------    ---------
                                                                                                $  60,310    $ 115,595
                                                                                                =========    =========

         Scheduled principal payments on the long-term debt over the next five years are as follows (in thousands):

      2001......................................................  $    649
      2002......................................................         3
      2003......................................................     9,172
      2004......................................................         -
      2005 and thereafter.......................................    51,135
                                                                  --------
                                                                  $ 60,959
                                                                  ========

         The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary. In conjunction with the Industrial Tape Sale, the Spinnaker Credit Facility was refinanced and the aggregate facility was decreased to $40,000 ("Refinanced Credit Facility"). Credit availability under the Refinanced Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month for each facility, based on an annual rate of 0.375%. In conjunction with the Industrial Tape sale, all outstanding borrowings under the Refinanced Credit Facility bear interest at the prime interest rate plus 1.00% or LIBOR plus 2.50%. As of and for the twelve months ended December 31, 2000, the effective interest rate and the weighted average interest rate for the facility's borrowings was approximately 9.5%. The Company currently carries over 90% of the outstanding Refinanced Credit Facility Borrowings in LIBOR instruments. The Company had cash advances outstanding of $26,447 and available borrowings of approximately $4,000 under the Refinanced Credit Facility total combined as of December 31, 2000. Cash collections are swept against the facility's outstanding balance. At December 31, 1999, the Company had total combined cash advances outstanding of $20,504 under the lines of credit at an interest rate of approximately 9%. The lines of credit are secured by the operating assets of the Company's subsidiaries. The Company's line of credit agreement expires in July 2002.

         The Company is required to comply with various covenants including a limitation on capital expenditures, and minimum levels of current ratio, interest coverage, and net worth, as well as various other financial covenants. Certain of the lines of credit allow for the issuance of letters of credit and require the payment of a fee based upon the face amount of each letter of credit issued. Certain agreements with its lenders impose restrictions on the ability of the Company or the Company's subsidiaries to pay dividends. At December 31, 2000, there were no amounts available for the payment of dividends to Spinnaker's shareholders or Spinnaker.

         In conjunction with the acquisition of Coating - Maine, the Company issued a Note to Warren with an original principal amount of $7,000, bearing payment-in-kind ("PIK") interest at 10% per annum. Subsequent to December 31, 2000, the Warren Note was amended to have the maturity date extended to January 31, 2003 and interest to accrue at a rate of 14% commencing 2001. Additionally, at the option of the holder, the Warren Note is convertible to shares of the Company's Common Stock on a basis of 250 shares per $1,000 of outstanding principal amount of the Warren Note (or $4 per share). The Note and remaining unpaid interest will mature on January 31, 2003.

         In conjunction with the acquisition of the Electrical Tape Business, Spinnaker Electrical issued $4,500 in term debt which bearing interest at the lower of prime plus 0.50% or LIBOR plus 2.50% per annum. In addition, the Company issued a twelve month subordinated seller note to tesa tape, inc. ("tesa Note") with an original principal amount of $500, bearing PIK interest at the federal funds rate. Principal and unpaid interest under these obligations were paid with the proceeds of the sale of the assets of Spinnaker Electrical.

         Restricted Proceeds from the sale of Central Products satisfied transaction costs and repaid approximately $18,200 of the working capital revolver debt at the consummation of the Central Products sale. The remaining Restricted Proceeds are available to prepay indebtedness (other than subordinated debt) of the Company, invest in any business, capital expenditure or other tangible asset in the Permitted Businesses. The remaining Restricted Proceeds at December 31, 1999 were classified as restricted cash and excluded from current assets.

         Financing costs were incurred by the Company in conjunction with the issuance of the Senior Notes and other financing activities. These financing costs are deferred and amortized over the term of the related debt. Unamortized financing costs of approximately $2,200 and $5,400 at December 31, 2000 and 1999, respectively, are included in other assets.

         Interest paid in 2000, 1999 and 1998 on all outstanding borrowings amounted to approximately $9,200, $10,200, and $6,800, respectively.

7. EMPLOYEE BENEFIT PLANS

Spinnaker Coating

         In conjunction with the acquisition of Coating - Maine, Coating - Maine began to offer a defined benefit pension plan for union employees per their collective bargaining agreement, and non-union employees. The seller retained the defined benefit pension obligation for non-union and union retirees.

         The net periodic pension cost for the year ended December 31, 2000 and 1999 included the following components:

                                                                    2000                   1999                    1998
                                                             ---------------------   --------------------    -------------------
                                                              UNION      NON-UNION    UNION     NON-UNION     UNION    NON-UNION
                                                             -------    ----------   -------    ---------    -------   ---------
Service cost - benefits earned during the period .........   $    85     $   105     $   105     $   137     $    69    $   100
Interest cost on projected benefit obligation ............        28          52          21          51          11         50
Expected return on assets ................................       (24)        (29)         (6)         (9)       --         --
Recognized (gains) or losses .............................        (1)        (33)          1         (13)       --         --
                                                             -------     -------     -------     -------     -------    -------
Net periodic pension cost ................................   $    88     $    95     $   121     $   166     $    80    $   150
                                                             =======     =======     =======     =======     =======    =======

The foregoing measurement of net periodic pension cost is
   based on the following assumptions:
Weighted-average discount rate ...........................      8.00%       8.00%       8.00%       8.00%       7.50%      7.50%
Weighted-average rate of compensation increase ...........       N/A        4.00%        N/A        4.00%        N/A       4.00%
Weighted-average expected long-term rate of return on plan
   assets ................................................      8.00%       8.00%       8.00%       8.00%       8.00%      8.00%


         The following table sets forth the union and non-union plan's benefit obligation information as of December 31, 2000 and 1999:

                                                         2000                  1999
                                                   ------------------    ------------------
                                                    UNION    NON-UNION    UNION    NON-UNION
                                                   -------   ---------   -------   ---------
Benefit obligation at beginning of year ........   $   370    $   763    $   288    $ 1,081
Service cost - benefits earned during the period        85        105        106        137
Interest cost on projected benefit obligation ..        28         52         21         51
Actuarial gains ................................       (18)      (106)       (44)      (504)
Benefits paid ..................................        (3)        (9)        (1)        (2)
                                                   -------    -------    -------    -------
Benefit obligation at end of year ..............   $   462    $   805    $   370    $   763
                                                   =======    =======    =======    =======


         The following table sets forth the union and non-union plan's assets as of December 31, 2000 and 1999:

                                                          2000                   1999
                                                     -------------------  --------------------
                                                      UNION    NON-UNION    UNION    NON-UNION
                                                     -------   ---------   -------   ---------
Plan assets at beginning of year .................   $   198    $   282    $  --      $  --
Actual return on assets ..........................       (30)       (31)         9         12
Contributions by employer ........................       189        146        190        272
Benefits paid ....................................        (3)        (9)        (1)        (2)
                                                     -------    -------    -------    -------
Plan assets at end of year .......................   $   354    $   388    $   198    $   282
                                                     =======    =======    =======    =======

         The following table sets forth the union and non-union plans' funded status as of December 31, 2000 and 1999:

                                                           2000                  1999
                                                     ------------------    -------------------
                                                      UNION   NON-UNION     UNION    NON-UNION
                                                     -------  ---------    -------   ---------
Funded status ....................................   $  (108)   $  (417)   $  (173)   $  (481)
Unrecognized actuarial losses (gains) ............        11       (411)       (25)      (398)
                                                     -------    -------    -------    -------
Net amount recognized ............................   $   (97)   $  (828)   $  (198)   $  (879)
                                                     =======    =======    =======    =======

         Spinnaker Coating has a defined contribution plan that covers substantially all of its employees. Under the plan, Spinnaker Coating can match, at its discretion, up to 50% of employee contributions not exceeding 8% of the employee's compensation. Amounts contributed to the plan by Spinnaker Coating are 20% vested each year for five years. Spinnaker Coating recorded expense for its contributions under the plan of approximately $512, $542 and $559 in 2000, 1999 and 1998, respectively.

Entoleter

         Entoleter has a defined-benefit pension plan for all salaried and full-time hourly employees. Benefits for the plan are based on compensation and years of service with Entoleter. Entoleter's funding policy is to contribute funds necessary to meet future benefit obligations.

         Net periodic pension cost for the year ended December 31, 2000, 1999 and 1998 included the following components:

                                                                                    2000      1999      1998
                                                                                   -----     -----     -----
Service cost - benefits earned during the period ...............................   $  30     $  30     $  35
Interest cost on projected benefit obligation ..................................      84        78        78
Expected return on plan assets .................................................    (104)     (102)     (106)
Net amortization and deferral ..................................................      (8)       (8)       (8)
                                                                                   -----     -----     -----

Net periodic pension cost ......................................................   $   2     $  (2)    $  (1)
                                                                                   =====     =====     =====
The foregoing measurement of net periodic pension cost is based on the following assumptions:
Weighted-average discount rate .................................................    8.00%     8.00%     7.00%
Weighted-average rate of compensation increase .................................    4.00%     4.00%     4.00%
Weighted-average expected long-term rate of return on plan assets ..............    8.00%     8.00%     8.00%

         The following table sets forth the benefit obligation as of December 31, 2000 and 1999:

                                                                           2000       1999
                                                                         -------    -------
Benefit obligation at beginning of year ..............................   $ 1,090    $ 1,177
Service cost - benefits earned during the period .....................        30         30
Interest cost on projected benefit obligation ........................        85         78
Contributions by employees ...........................................         2          1
Actuarial losses (gains) .............................................        13       (130)
Benefits paid ........................................................       (91)       (66)
                                                                         -------    -------
Benefit obligation at end of year ....................................   $ 1,129    $ 1,090
                                                                         =======    =======

         The following table sets forth the fair value of plan assets as of December 31, 2000 and 1999:

                                                        2000       1999
                                                     -------    -------
Plan assets at beginning of year .................   $ 1,316    $ 1,305
Actual return on plan assets .....................        25         76
Contributions by employees .......................         1          1
Benefits paid ....................................       (91)       (66)
                                                     -------    -------
Plan assets at end of year .......................   $ 1,251    $ 1,316
                                                     =======    =======

         The following table sets forth the plan's funded status as of December 31, 2000 and 1999:

                                                      2000     1999
                                                     -----    -----
Funded status ....................................   $ 122    $ 225
Unrecognized actuarial loss or  (gain) ...........      49      (44)
Unrecognized net asset ...........................      (8)     (16)
                                                     -----    -----
Net amount recognized ............................   $ 163    $ 165
                                                     =====    =====

8. INCOME TAXES

         At December 31, 2000, the Company has federal and state net operating loss carry-forwards of approximately $14,600 and $13,000 for income tax purposes, respectively. The carry-forwards are available to offset future taxable income and expire in years 2008 through 2020. Credits of $742 with an indefinite life are also available to offset future taxable income. For financial reporting purposes, a valuation allowance of $3,136 has been recognized to offset the deferred tax assets related to those carry-forwards.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows (in thousands):

                                                       2000       1999
                                                     -------    -------

Deferred tax liabilities:
     Property and equipment ......................   $(4,809)   $(3,808)
     Other .......................................    (1,025)      (933)
                                                     -------    -------
Total deferred tax liabilities ...................    (5,834)    (4,741)

Deferred tax assets:
     Inventory ...................................       507        783
     Accounts receivable .........................       343         --
     Accrued liabilities .........................     1,035        624
     Restructuring ...............................       966         --
     Loss carry-forwards .........................     5,285        850
     Credit carry-forwards .......................       742         --
     Other .......................................        92         --
                                                     -------    -------
Total deferred tax assets ........................     8,970      2,257
Valuation allowance for deferred tax assets ......    (3,136)        --
                                                     -------    -------
Net deferred tax assets ..........................     5,834      2,257
                                                     -------    -------

Net deferred income taxes ........................   $    --    $(2,484)
                                                     =======    =======

         Significant components of the benefit (provision) for income taxes attributable to continuing operations are as follows:

                                                       2000      1999       1998
                                                     -------   -------    -------
Current:
   Federal .......................................   $ 1,873   $    --      $  --
   State .........................................        --        --         --
                                                     -------   -------    -------

Total current ....................................     1,873        --         --

Deferred:
   Federal .......................................     2,286     2,785        345
   State .........................................       198      (354)      (136)
                                                     -------   -------    -------
                                                       2,484     2,431        209
                                                     -------   -------    -------
Income tax benefit ...............................   $ 4,357   $ 2,431    $   209
                                                     =======   =======    =======



         The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense is:

                                                      2000     1999     1998
                                                     -----------------------
      Tax at U.S. statutory rates..................   34.00%   34.00%  34.00%
      State income taxes, net of federal benefit...    0.59    -3.10    3.80
      Meals and entertainment......................   -0.32    -0.50   -1.50
      Change in valuation allowance................  -14.24     0.00  -36.40
      Other........................................   -0.25     1.50    0.80
                                                     -----------------------
      Effective income tax rate....................  19.78%   31.90%   0.70%
                                                     =======================

         The Company recorded a tax benefit of approximately $600 for losses from discontinued operations in 1999, a tax provision of approximately $5,900 on the gain on the sale of discontinued operations in 1999, and a tax benefit of approximately $1,700 in 1998 on losses from discontinued operations. An income tax provision of $2,612 and $400 was recorded in 2000 and 1999 related to the extraordinary gain from extinguishment of debt. Income tax paid was $757 in 2000 and $278 in 1999. Income tax refund was $166 in 1998.

9. RELATED PARTY TRANSACTIONS

         Lynch provides the Company with certain management services, which include executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. In connection therewith, the Company incurred management service costs of $100 in 2000, 1999 and 1998. In addition, Lynch Corporation has from time to time allocated additional charges to the Company for other direct services.

         The Company and Boyle, Fleming & Company, Inc. ("BF") entered into a Warrant Purchase Agreement ("Agreement") in 1994, pursuant to which BF received warrants to purchase common stock of the Company at any time on or before June 10, 1999, subject to certain restrictions. During 1998 and 1997, BF exercised Class "A" warrants pursuant to which the Company issued to BF 228,499 shares of Common Stock and 228,499 shares of Class A Common Stock, and 262,970 shares of Common Stock and 262,970 shares of Class A common Stock, respectively.

10. EARNINGS PER SHARE

         As of December 31, 2000, there were 20,000 directors' options outstanding to purchase one share each of Class A Common Stock and Common Stock at a total price of $40 per option exercised. Additionally, as of December 31, 2000, there were outstanding options to purchase 10,000 shares of Common Stock for $27 per share and outstanding options to purchase 52,000 shares of Common Stock at prices ranging between $9.0625 to $13.375 per share. Shares related to these options were not included in the 2000 computation of diluted earnings per share because the effect would be antidilutive.

11. STOCK OPTION PLANS

         The Company has two plans under which stock options for the purchase of common shares can be granted. The Directors' Stock Option Plan ("Directors' Plan") provides for the granting of options to directors who are not employees of the Company. All options were granted at an option price equal to the fair market value of a share on the date of grant. The options vest over three years with 33% of the options becoming exercisable one year after grant date and the remaining 66% becoming exercisable two years after grant date. The options expire at the earlier of five years after grant date or 30 days after the individual ceases to be a director. All outstanding options issued under the Directors' Plan enable the director to purchase one share each of Class A Common Stock and Common Stock.

         The Stock Incentive Plan provides for the granting of options for the purchase of Common Stock to key employees of the Company. Options awarded under the plan may not be granted at an option price less than the fair market value of a share on the date the option is granted, and the maximum term of an option may not exceed ten years. All options currently granted under the plan are exercisable over three years, vesting equally over the three year period.

         Information regarding the Company's stock option plans for the years ended December 31, 2000, 1999, and 1998 is as follows:


                                                           Weighted-
                                             Number of      Average
                                              Shares       Exercise
                                            Outstanding      Price
                                            -----------    ---------
      Balance at January 1, 1998               80,000       $36.75
         Granted                                    -            -
         Exercised                                  -            -
         Canceled                                   -            -
                                              -------
      Balance at December 31, 1998             80,000       $36.75
         Granted                               52,000       $13.38
         Exercised                                  -            -
         Canceled                             (40,000)      $33.50
                                              -------
      Balance at December 31, 1999             92,000       $24.95
         Granted                                8,000        $9.06
         Exercised                                  -            -
         Canceled                             (18,000)      $20.94
                                              -------
      Balance at December 31, 2000             82,000       $21.53
                                              =======


         Information regarding options at December 31, 2000 is as follows:

                                             Options Outstanding                Options Exercisable
- ------------------------------- ------------ -------------------- ------------ ---------- ------------
                                                  Weighted          Weighted-               Weighted-
                                                  Remaining          Average                Average
                                                 Contractual        Exercise                Exercise
   Range of Exercise Prices       Number            Life             Price        Number      Price
- ------------------------------- ------------ -------------------- ------------ ---------- ------------
$9.00 to $14.00                      52,000            3.8 years       $12.71     14,669      $13.375
$27.00 to $40.00                     30,000            0.2 years       $35.67     30,000      $35.670
                                ------------                      ------------ ---------- ------------
                                     82,000                            $21.53     44,669      $28.350
                                ============                      ============ ========== ============

         The Company has elected to adopt the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized related to the Company's stock option plans. For purposes of pro forma disclosure required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                         2000                    1999                    1998
                ------------------------ ---------------------- ------------------------
                              Net                    Net                      Net
                             income                 income                   income
                             (loss)                 (loss)                   (loss)
                   Net         per         Net        per         Net         per
                  income     common      income     common       income      common
                  (loss)      share      (loss)      share       (loss)       share
                ------------ ----------- ---------- ----------- ------------ -----------
As reported      $(12,951)   $(1.76)     $12,075    $1.64       $(6,619)     $(0.92)
Pro forma        $(13,006)   $(1.76)     $12,048    $1.64       $(6,701)     $(0.93)

         The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                               2000       1999       1998
                                              ------     ------     ------
      Expected volatility                     50.00%     50.00%     50.00%
      Dividend yield                           0.00%      0.00%      0.00%
      Expected life of options in years        3.00       3.00       3.00
      Risk-free interest rates                 6.00%      6.09%      5.58%

         Option valuation models, such as the Black-Scholes model, were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not provide a reliable single measure of the fair value of its stock options.

12. OTHER INCOME (EXPENSE)-NET

         On May 21, 1999, Spinnaker (parent) closed the sale of its Denver, Colorado, warehouse facility for approximately $2,400, resulting in a pre-tax gain of approximately $800. Also included in other income is interest income from short-term investments made with proceeds from the Industrial Tape Sale.

13. SEGMENT INFORMATION

         The Company classifies its businesses into two operating segments: adhesive-backed label stock and industrial processing equipment. The adhesive-backed label stock operating segment develops, manufactures and markets adhesive-backed materials, primarily pressure-sensitive labels. The label stock operation involves a broad line of standard and custom adhesive-backed products for labeling, promoting, decorating and identifying applications. The Company's other segment involves the manufacture and marketing of industrial process equipment and air pollution scrubbers. The Company evaluates performance, in part, on Operating Profit (Loss). Identifiable assets of each industry segment are the assets used by the segment in its operations, excluding general corporate assets and intercompany balances. The accounting policies of the business segments are the same as those disclosed in the Significant Accounting Policies (Note 1).

                                                           YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                        2000         1999         1998
                                                     ---------    ---------    ---------

NET SALES
   Adhesive-backed label stock ...................   $ 150,136    $ 155,112    $ 151,561
   Industrial processing equipment ...............       5,597        6,970        7,574
                                                     ---------    ---------    ---------
                                                     $ 155,733    $ 162,082    $ 159,135
                                                     =========    =========    =========



OPERATING PROFIT (LOSS)
   Adhesive-backed label stock ...................   $  (7,672)   $   4,155    $   8,104
   Industrial process equipment ..................         280          321          180
   Unallocated corporate expenses ................      (2,146)      (2,894)      (3,006)
                                                     ---------    ---------    ---------
      Total consolidated operating (loss)
        profit ...................................      (9,538)       1,582        5,278
   Interest and other expenses ...................     (12,487)      (9,199)      (8,293)
                                                     ---------    ---------    ---------
      Total consolidated pretax loss .............   $ (22,025)   $  (7,617)   $  (3,015)
                                                     =========    =========    =========




CAPITAL EXPENDITURES
   Adhesive-backed label stock ...................   $   2,438       $2,625    $   2,219
   Industrial processing equipment ...............          33          151           76
   General corporate .............................          --           61           31
                                                     ---------    ---------    ---------
                                                     $   2,471    $   2,837    $   2,326
                                                     =========    =========    =========




DEPRECIATION AND AMORTIZATION
   Adhesive-backed label stock ...................   $   5,386    $   4,785    $   3,906
   Industrial process equipment ..................         128          152          274
   General corporate .............................         784          967          874
                                                     ---------    ---------    ---------
                                                     $   6,298    $   5,904    $   5,054
                                                     =========    =========    =========



ASSETS

   Adhesive-backed label stock ...................   $ 104,381    $ 106,525    $ 105,463
   Industrial process equipment ..................       2,285        2,730        2,622
   General corporate and other ...................      12,365       76,610        9,590
   Assets of discontinued operations .............          --           --      110,256
                                                     ---------    ---------    ---------
                                                     $ 119,031    $ 185,865    $ 227,931
                                                     =========    =========    =========

14. COMMITMENTS AND CONTINGENCIES

         Future minimum rental payments under long-term non-cancelable operating leases are as follows at December 31, 2000:

      2001....................................................         174
      2002....................................................         174
      2003....................................................         206
      2004....................................................         206
      2005....................................................         172
      Thereafter..............................................         172
                                                                   -------
                                                                   $ 1,104
                                                                   =======

         Rent expense under operating leases were approximately $1,000, $1,100 and $900 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company leases certain property and equipment, including warehousing and sales and distribution equipment, under operating leases that extend from one to ten years.

         In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material effect on the Company's financial condition or operations.

15.  QUARTERLY DATA (UNAUDITED)

                                                                         2000 Quarters
                                                   1st(2)       2nd(2)        3rd         4th        Total
                                                -------------------------------------------------------------
Net sales.....................................  $  41,845    $  38,456    $  37,323    $  38,109    $ 155,733
Gross margin..................................      3,058        3,071        1,813       (2,052)       5,890
Loss from continuing operations before
income taxes, discontinued operations
and extraordinary gain........................     (1,921)      (1,448)      (1,996)     (12,303)     (17,668)
Net (loss) income.............................        714          634       (1,996)     (12,303)     (12,951)

(Loss) income per share from continuing
 operations before income taxes, discontinued
 operations and extraordinary gain - basic
 and assuming dilution........................  $   (0.26)   $   (0.20)   $   (0.27)     $(1.67)      $(2.40)

Net (loss) income per share - basic and
 assuming dilution............................       0.10         0.08        (0.27)      (1.67)       (1.76)

Weighted average units outstanding -
 basic and assuming dilution..................      7,342        7,342        7,342        7,342        7,342



                                                                         1999 Quarters
                                                   1st          2nd           3rd(1)      4th(2)     Total
                                                -------------------------------------------------------------
Net sales...................................... $  40,197    $  39,543    $  41,788    $  40,554    $ 162,082
Gross margin...................................     3,242        3,467        3,797        3,273       13,779
Loss from continuing operations before
income taxes, discontinued operations
and extraordinary gain.........................    (1,248)        (828)        (735)      (2,375)      (5,186)
Net (loss) income..............................    (2,330)      (1,184)      17,475       (1,886)      12,075

(Loss) income per share from continuing
 operations before income taxes, discontinued
 operations and extraordinary gain - basic
 and assuming dilution......................... $   (0.17)   $   (0.11)   $   (0.10)   $   (0.33)   $   (0.71)
Net (loss) income per share - basic and
 assuming dilution.............................     (0.32)       (0.16)        2.37        (0.25)        1.64

Weighted average units outstanding -
 basic and assuming dilution...................     7,342        7,342        7,342        7,342        7,342

(1) Includes a pre-tax gain of approximately $27,000 before deferred operating losses from the Industrial Tape Sale.

(2) Includes primarily early retirement of Senior Notes in 1999 and 2000 with proceeds from the Industrial Tape Sale.

            SCHEDULE I: CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                           DECEMBER 31,
                                                                                       -------------------
                                                                                         2000       1999
                                                                                       --------   --------

Current assets
   Cash and cash equivalents .......................................................   $     30   $    822
   Other current assets ............................................................        908      1,104
                                                                                       --------   --------

   Total current assets ............................................................        938      1,926

Restricted cash ....................................................................         --     56,026



Office equipment (net of depreciation) .............................................         --         65
Subsidiary receivable ..............................................................     62,506     57,184
Investment in subsidiaries .........................................................      2,001     16,861
Other assets .......................................................................      2,297      8,284
                                                                                       --------   --------
   Total assets ....................................................................   $ 67,742   $140,346
                                                                                       ========   ========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued liabilities and other current liabilities ................   $  5,445   $  4,482
Payable to subsidiaries ............................................................      3,692      1,046
Senior notes .......................................................................     51,135    115,000
Total shareholders' equity .........................................................      7,470     19,818
                                                                                       --------   --------
   Total liabilities and shareholders' equity ......................................   $ 67,742   $140,346
                                                                                       ========   ========

            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                         --------------------------------
                                                                                           2000        1999        1998
                                                                                         --------    --------    --------

Interest and dividends ...............................................................   $  3,131    $  2,117    $     33
Management fees and interest income from subsidiaries ................................      7,003      12,164      15,072
                                                                                         --------    --------    --------
Total income .........................................................................     10,134      14,281      15,105

Cost and expenses:
   Unallocated corporate administrative expense ......................................      2,146       2,940       3,006
   Interest expense and other ........................................................     10,763      11,772      12,752
                                                                                         --------    --------    --------
Total cost and expenses ..............................................................     12,909      14,712      15,758
                                                                                         --------    --------    --------
(Loss) gain before income taxes, equity in net income of subsidiaries and
   discontinued operations............................................................     (2,775)       (431)       (653)
Income tax provision (benefit) .......................................................       (437)     (1,887)        501
                                                                                         --------    --------    --------

(Loss) income before equity in losses of subsidiaries and discontinued operations ....     (2,338)      1,456      (1,154)
Equity in losses of subsidiaries .....................................................    (15,326)     (6,642)     (1,652)
Discontinued operations:
Loss from discontinued operations, net of income tax provision .......................         --      (1,438)     (3,813)
Gain on sale of discontinued operations, net of income tax provision .................         --      18,096          --
                                                                                         --------    --------    --------
(Loss) income from discontinued operations ...........................................    (17,664)     16,658      (3,813)
Extraordinary items, net of taxes ....................................................      5,316          --          --
                                                                                         --------    --------    --------
Net (loss) income ....................................................................   $(12,348)   $ 11,472    $ (6,619)
                                                                                         ========    ========    ========

            SCHEDULE I: CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           SPINNAKER INDUSTRIES, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                                                           2000          1999         1998
                                                         ---------    ---------    ---------
Operating Activities:
   Gain on sale of industrial tape segment ...........   $      --    $ (18,096)   $      --
   Gain on early extinguishment of debt ..............       5,316           --           --
   Other non-cash items and working capital changes ..       4,407       (3,567)        (278)
                                                         ---------    ---------    ---------
   Cash provided by (used in) operating activities ...       9,723      (21,663)        (278)

Investing activities:
     Proceed from sale of industrial tape segment ....          --      104,611           --
     Proceeds from sale of warehouse facility ........          --        2,403           --
     Purchases of office equipment ...................          --          (61)         (31)
     Restricted cash .................................      56,026      (56,026)          --
                                                         ---------    ---------    ---------
Net cash (used in) provided by investing activities ..      56,026       50,927          (31)

Financing activities:
   Advances to/from subsidiaries, net ................     (66,541)     (27,985)         194
   Deferred financing costs ..........................          --         (457)        (726)
   Exercise of warrants ..............................          --           --          610
                                                         ---------    ---------    ---------

Net cash (used in) provided by financing activities ..     (66,541)     (28,442)          78
                                                         ---------    ---------    ---------

Total (decrease) increase in cash and cash equivalents        (792)         822         (231)
Cash and cash equivalents at beginning of year .......         822           --          231
                                                         ---------    ---------    ---------

Cash and cash equivalents at end of year .............   $      30    $     822    $      --
                                                         =========    =========    =========

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

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                   SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

                                                           COLUMN A     COLUMN B        COLUMN C        COLUMN D

                                                                       Additions
                                                          Balance at   Charged to
                                                         Beginning of   Costs and                    Balance at End
                       Description                          Period      Expenses       Deductions      of Period
- --------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2000
  Allowances and reserves deducted from assets
    Allowance for doubtful accounts & cash discounts        $  240        $1,267        $   55(1)        $1,452
    Inventory obsolescence .........................           311           910            --            1,221
    Restructuring liabilities ......................            --         1,593           468(2)         1,125

Year Ended December 31, 1999
  Allowances and reserves deducted from assets
    Allowance for doubtful accounts & cash discounts        $  251        $   --        $   11(1)        $  240
    Inventory obsolescence .........................           207           104            --              311
    Restructuring liabilities ......................            --           500           500(2)            --

Year Ended December 31, 1998
  Allowances and reserves deducted from assets
    Allowance for doubtful accounts & cash discounts        $  142        $  109        $   --           $  251
    Inventory obsolescence .........................           122            85            --              207



(1) Represents accounts receivable written off against the reserve.
(2) Primarily represents severance payments.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             SPINNAKER INDUSTRIES, INC.
                                                             By:                    /s/ Louis A. Guzzetti , Jr.
                                                                 ------------------------------------------------------------------
                                                                                       Louis A. Guzzetti, Jr.
                                                                             Title: Chairman of the Board of Directors

Date:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                                 TITLE                                   DATE
- ---------------------------------------------------- -------------------------------------------------------------- ----------

                /s/ Richard J. Boyle                 Director                                                       March 2001
- ----------------------------------------------------
                  Richard J. Boyle

             /s/ Louis A. Guzzetti Jr.               Chairman of the Board                                          March 2001
- ----------------------------------------------------
               Louis A. Guzzetti Jr.

               s/ Ned N. Fleming, III                Director                                                       March 2001
- ----------------------------------------------------
                Ned N. Fleming, III

               /s/ George E. Fuehrer                 Vice President and Chief Finance Officer (principal            March 2001
- ---------------------------------------------------- financial officer)
                 George E. Fuehrer

             /s/ Anthonie C. van Ekris               Director                                                       March 2001
- ----------------------------------------------------
               Anthonie C. van Ekris

                /s/ Joseph P. Rhein                  Director                                                       March 2001
- ----------------------------------------------------
                  Joseph P. Rhein

                /s/ Ralph R. Papitto                 Director                                                       March 2001
- ----------------------------------------------------
                  Ralph R. Papitto

                 /s/ E. Val Cerrutti                 Director                                                       March 2001
- ----------------------------------------------------
                  E. Val Cerrutti

INDEX TO EXHIBITS

   EXHIBIT
     NO.
- -------------


 3.1          Restated  Certificate of Incorporation of the Registrant (filed as
              Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1994).
 3.2          Bylaws of the Registrant (filed as Exhibit 3(ii) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994).
 4.1          Indenture dated October 23, 1996, among the Registrant, Spinnaker
              Coating, Inc. (f/k/a Brown-Bridge Industries, Inc.), Central
              Products Company, and Entoleter, Inc., and The Chase Manhattan
              Bank, as Trustee (filed as Exhibit 4.3 to the Registrant's Current
              Report on Form 8-K dated November 7, 1996).
 4.2          Supplemental Indenture dated March 17, 1998, among the Registrant,
              Spinnaker Coating, Central Products Company, Entoleter, Inc., and
              Spinnaker Coating-Maine, Inc. (filed as Exhibit 99.6 to the
              Registrant's Current Report on Form 8-K dated March 30, 1998).
10.1          Commercial Loan Open End Mortgage Deed and Security Agreement and
              Commercial Mortgage Note dated July 1, 1988 in the amount of
              $1,100,000 to Centerbank (formerly Connecticut Savings Bank)(filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1994).
10.2          Agreement for the Allocation of Income Tax Liability between Lynch
              Corporation and its Consolidated Subsidiaries, dated December 18,
              1988, between Lynch Corporation and Safety Railway Service
              Corporation (filed as Exhibit 10.10 to the Registrant's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1994).
10.3          Agreement, dated October 3, 1995, between the Registrant and Lynch
              Corporation (filed as Exhibit 7.8 to the Registrant's Current
              Report on Form 8-K dated October 18, 1995).
10.4          Agreement and Plan of Merger (Brown-Bridge Minority Interest), by
              and among the Registrant, BB Merger Corp., Brown-Bridge
              Industries, Inc., and the stockholders of Brown-Bridge Industries,
              Inc. listed on Exhibit A thereto (filed as Exhibit 99.2 to the
              Registrant's Current Report on Form 8-K dated November 7, 1996).
10.5          Refinanced Credit Agreement among Spinnaker Coating, Inc.,
              Spinnaker Coating-Maine, Inc., and Entoleter, Inc. as Borrowers,
              the Registrant, as Guarantor, each of the financial institutions listed on Schedule 1 thereto, and Transamerica Business Credit
              Corporation, as Agent, dated August 9, 1999.
10.6          First Amendment to the Refinanced Credit Agreement dated September
              29, 1999 .
10.7          Second Amendment to the Refinanced Credit Agreement dated December
              3, 1999.
10.8          Third Amendment to the Refinanced Credit Agreement dated March
              28, 2000.
10.9          Asset Purchase Agreement, dated as of November 18, 1997, by and between the Registrant and S.D. Warren Company ("SDW") (filed as
              Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
              March 30, 1998).
10.10         First Amendment to Asset Purchase Agreement, dated March 17, 1998 by and between the Registrant and SDW (filed as Exhibit 2.2 to the
              Registrant's Current Report on Form 8-K dated March 30, 1998).
10.11         Subordinated Note issued to SDW in the original principal amount of $7 million, dated March 17, 1998, bearing interest at a rate of
              10% per annum (filed as Exhibit 4.1 to the Registrant's Current
              Report on Form 8-K dated March 30, 1998).
10.12         Site Lease Agreement, dated March 17, 1998, between the Registrant and SDW (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated March 30, 1997).
10.13         Site Separation and Services Agreement, dated March 17, 1998, by and between the Registrant and SDW (filed as Exhibit 99.1 to the
              Registrant's Current Report on Form 8-K dated March 30, 1998).
10.14         Fourth Amendment to the Refinanced Credit Agreement dated April
              17, 2000.
10.16         Sixth Amendment to the Refinanced Credit Agreement dated
              March 28, 2001 (1).
10.17         Amended and Restated Subordinated Note (1).
21            Subsidiaries of the Registrant (1).
23.1          Consent of Ernst & Young LLP (1).
24            Powers of Attorney (1).

- -----------

(1)      Filed herewith.