Form 10-Q
period 2001-03-31
SPINNAKER INDUSTRIES INC
filed 2001-05-21
CIK 314865

                                    FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2001
                              --------------------------------------------------

Commission file number                           2-66564
                      ----------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

                           Spinnaker Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                                  06-0544125
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

518 East Water Street, Troy, Ohio                               45373-0370
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

                                    Yes X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value                  3,775,680 shares
------------------------------------        ------------------------------------
Class                                       Outstanding at March 31, 2001

Class A Common Stock, No Par Value          3,566,067 shares
------------------------------------        ------------------------------------
Class                                       Outstanding at March 31, 2001

SPINNAKER INDUSTRIES, INC.


INDEX
--------------------------------------------------------------------------------

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I   FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
               March 31, 2001 and December 31, 2000                       3

            Condensed Consolidated Statements of Operations
               for the Three Months  Ended March 31, 2001 and 2000        4

            Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 2001 and 2000         5

            Notes to Condensed Consolidated Financial Statements          6

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10

PART II     OTHER INFORMATION

Item 6.     Exhibits                                                     13

PART 1. - FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31, 2001        December 31, 2000
                                                 --------------        -----------------
                                                   (Unaudited)             (Audited)
ASSETS                                                     ($ in thousands)
Current assets:
     Cash and cash equivalents                       $ 7,313               $    7,159
     Restricted cash                                   4,500                    6,500
     Accounts receivable, net                         20,284                   19,308
     Inventories, net                                 24,716                   25,415
     Prepaid expenses and other                        1,333                    1,114
                                                     -------                ---------
Total current assets                                  58,146                   59,496

Property plant and equipment:
     Land                                                448                      573
     Buildings and improvements                        8,011                    8,037
     Machinery and equipment                          31,901                   46,793
     Accumulated depreciation                        (21,415)                 (20,268)
                                                     -------                ---------
                                                      18,945                   35,135

Goodwill, net                                            688                   21,705
Other assets                                           2,451                    2,695
                                                     -------                ---------


TOTAL ASSETS                                         $80,230                $ 119,031
                                                     =======                =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $13,543                $  14,291
     Accrued liabilities                               6,744                    6,875
     Current portion of long term debt                   640                      649
     Working capital revolver                         27,809                   26,447
     Other current liabilities                         2,519                    1,145
                                                     -------                ---------
Total current liabilities                             51,255                   49,407

Long term debt, less current portion                  60,599                   60,310
Pension liabilities                                    1,866                    1,844


Stockholders' equity (deficit):
     Common stock                                      3,124                    3,124
     Additional paid-in capital                       15,867                   15,867
     Retained deficit                                (52,369)                 (11,409)
     Treasury stock                                     (112)                    (112)
                                                     -------                ---------
Total stockholders' equity (deficit)                 (33,490)                   7,470

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $80,230                $ 119,031
                                                     =======                =========

NOTE: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements, which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

($ in thousands, except per share data)

                                                                           Three Months Ended
                                                                              March 31,
                                                                    -----------------------------

                                                                      2001                 2000
                                                                    ---------            --------
Net sales                                                           $ 37,960             $ 41,845

Cost of sales                                                         37,511               38,787
                                                                    --------             --------

   Gross margin                                                          449                3,058

Selling, general and administrative expense                            2,490                3,046
Asset impairment and restructuring charges                            36,484                  350
                                                                    --------             --------

   Loss from operations                                              (38,525)                (338)

Interest expense                                                      (2,609)              (3,364)
Interest income                                                          174                  663
                                                                    --------             --------

   Loss from operations before income tax benefit
     and extraordinary gain                                          (40,960)              (3,039)

Income tax benefit                                                        --                1,118
                                                                    --------             --------

   Loss from operations before extraordinary gain                    (40,960)              (1,921)

Extraordinary gain from early extinguishment of debt,
   net of income tax provision                                            --                2,635
                                                                    --------             --------

     Net (loss) income                                              $(40,960)            $    714
                                                                    ========             ========

Earnings per common share - basic and assuming dilution:

Weighted average shares outstanding                                    7,342                7,342
                                                                    ========             ========

   Loss per common share from operations                            $  (5.58)            $  (0.26)
   Extraordinary gain from early extinguishment of debt                   --                 0.36
                                                                    --------             --------
   Net (loss) income per common share                               $  (5.58)            $   0.10
                                                                    ========             ========



See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                        Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
($ in thousands)                                                      2001               2000
                                                                    --------           --------
Operating activities:
Net (loss) income                                                   $(40,960)          $    714
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                      1,147              1,018
     Amortization of goodwill and deferred financing costs               432                477
     Impairment of assets                                             36,053                 --
     Extraordinary gain from early extinguishment of debt                 --             (2,635)
     Changes in operating assets and liabilities
       Accounts receivable                                              (976)            (1,034)
       Inventories                                                       699                600
       Prepaid expenses and other assets                                (219)               (90)
       Accounts payable, accrued liabilities, and
         other current liabilities                                       816                502
                                                                    --------           --------

Net cash used in operating activities                                 (3,008)              (448)
                                                                    --------           --------
Investing activities:
   Purchase of property, plant and equipment                            (200)              (587)
   Restricted cash                                                     2,000             35,119
   Other                                                                  --                 12
                                                                    --------           --------

Net cash provided by investing activities                              1,800             34,544
                                                                    --------           --------

Financing activities:
   Proceeds from revolving credit facilities, net                      1,362                342
   Principal payments on long term debt and leases                        --            (27,919)
   Deferred financing costs                                               --                (69)
                                                                    --------           --------

Net cash provided by (used in) financing activities                    1,362            (27,646)
                                                                    --------           --------

Increase in cash and cash equivalents                                    154              6,450

Cash and cash equivalents at beginning of period                       7,159             11,318
                                                                    --------           --------

Cash and cash equivalents at end of period                          $  7,313           $ 17,768
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

3.       Restructuring Charges

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating and Spinnaker Coating - Maine business. To better concentrate on Coating's strengths and market niche, a decision was made by management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. For the quarter ended March 31, 2001, the Company incurred additional severance costs of approximately $431,000. These restructuring charges involved the termination of ten employees. The restructuring reserve was composed of the following (in thousands):

                                                         Balance at             Severance   Restructuring      Balance at
                                                      December 31, 2000         Payments       Charges       March 31, 2001
                                               ----------------------------------------------------------------------------
      Severance and related costs............               $1,125                (217)            $431          $1,339
                                                            ======                                               ======

Additionally, during the first quarter of 2000, the Company incurred a restructuring charge of $350,000, primarily severance and termination benefits associated with the Dallas office closing, all of which was paid in 2000.

4.       Inventories

Substantially all inventory values are valued under the specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at March 31, 2001, and December 31, 2000:
                                               2001             2000
                                              -------          -------
                                                  (in thousands)
          Finished goods                      $17,188          $17,552
          Work-in-process                         515              439
          Raw materials and supplies            7,013            7,424
                                              -------          -------
                                              $24,716          $25,415
                                              =======          =======

5.       Long-term debt and working capital revolver

On October 23, 1996, the Company issued $115 million aggregate principal amount of 10 3/4% Senior Secured Notes (the "Senior Notes") due 2006. On August 10, 1999 and July 30, 1999, the Company completed the sale of its two industrial tape units, Central Products Company ("Central Products") and Spinnaker Electrical, respectively ("Industrial Tape Sale:"), which together comprised its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape"). Prior to the Industrial Tape Sale, Spinnaker Coating, Central Products and Entoleter ("Guarantors") unconditionally guaranteed the Senior Notes, jointly and severally. During 1999 and 2000, the Company utilized a portion of the proceeds from the sales to Intertape to purchase approximately $63.9 million (par value) of outstanding Senior Notes on the open market at an average price of 82.9%, plus accrued and unpaid interest. For the quarter ended March 31, 2000, the purchase of the Senior Notes resulted in an extraordinary gain of approx. $2.6 million for the difference between par value and the discounted purchase price offset by the write-off of applicable deferred financing fees associated with the issuance of the original Senior Notes.


The following is a summary of long term debt of the Company at March 31, 2001, and December 31, 2000:

                                                               2001                2000
                                                              --------           --------
                                                                    (in thousands)
10 3/4% Senior Secured Notes, due 2006 with interest
payable semi-annually each April 15 and October 15            $ 51,135           $ 51,135

14% Subordinated Note due 2003, with interest and
principal on January 31, 2003                                    9,464              9,172

9 1/4% mortgage note from bank, payable on demand,
secured by certain property of Entoleter                           634                643

Capital lease obligations                                            6                  9
                                                              --------           --------
                                                                61,239             60,959
Less current maturities                                           (640)              (649)
                                                              --------           --------
                                                              $ 60,599           $ 60,310
                                                              ========           ========


The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary. In conjunction with the Industrial Tape Sale, the Company's revolving credit facility was refinanced and the aggregate facility was decreased to $40 million ("Refinanced Credit Facility"). Credit availability under the Refinanced Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month based on an annual rate of 0.375%. In conjunction with the Industrial Tape sale, all outstanding borrowings under the Refinanced Credit Facility bear interest at the prime interest rate plus 1.00% or LIBOR plus 2.50%. For the three month period ended March 31, 2001, the weighted average interest rate for the facility's borrowings was approximately 8%. The Company carries over 86% of the outstanding Spinnaker Credit Facility borrowings in LIBOR instruments. The Company had cash advances outstanding of approximately $27.8 million and available borrowings of approximately $3.4 million under the Refinanced Credit Facility as of March 31, 2001. Cash collections are swept against the facility's outstanding balance. The lines of credit are secured by the operating assets of the Company's subsidiaries. The Company's line of credit agreement expires in July 2002.

In connection with the Coating-Maine acquisition, the Company issued a promissory note ("Warren Note") to the seller in the original principal amount of $7 million. Subsequent to December 31, 2000, the Warren Note was amended to have the maturity date extended to January 31, 2003 and interest to accrue at a rate of 14% commencing 2001. Additionally, at the option of the holder, the Warren Note may be converted into the Company's Common Stock on a basis of 40 shares per $1,000 of outstanding principal amount of the Warren Note (or $25 per share). Effective February 1, 2002, the conversion rate changes to 250 shares per $1,000 of outstanding principal amount of the Warren Note (or $4 per share).


6.       Earnings per share

As of March 31, 2001, all directors' options to purchase shares of Class A Common Stock and Common Stock had expired. In addition, there are 37,000 of employees' and officers' options to purchase one share of Common Stock at prices ranging from $9.0625 to $13.375 per share.

Shares related to these options were not included in the computation of diluted earnings per share for the periods ended March 31, 2001 or 2000 because the effect would be antidilutive.


7.       Impact Of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's results of operations or financial position during the first quarter of 2001.

8.       Segment Information

The Company classifies it businesses into two operating segments: adhesive-backed label stock and industrial processing equipment. The adhesive-backed label stock operating segment develops, manufactures and markets adhesive-backed materials, primarily pressure-sensitive labels. The label stock operation involves a broad line of standard and custom adhesive-backed products for labeling, promoting, decorating and identifying applications. The Company's other segment involves the manufacture and marketing of industrial process equipment and air pollution scrubbers. The Company evaluates performance, in part, on Operating Profit (Loss). Identifiable assets of each Industry segment are the assets used by the segment in its operations, excluding general corporate assets and intercompany balances.

                                                            For The 3 Months Ended March 31
                                                            -------------------------------
                                                                2001              2000
                                                              --------           --------
                                                                   (in thousands)
NET SALES
              Adhesive-backed label stock                     $ 37,133           $ 40,286
              Industrial processing equipment                      827              1,559
                                                              --------           --------
                                                              $ 37,960           $ 41,845
                                                              ========           ========
OPERATING PROFIT (LOSS)
              Adhesive-backed label stock                     $(38,060)          $    534
              Industrial processing equipment                     (140)               107
              Unallocated corporate expense                       (325)              (979)
                                                              --------           --------
                   Total consolidated operating loss           (38,525)              (338)
              Interest expense - net                            (2,435)            (2,701)
                                                              --------           --------
                  Total consolidated pretax loss              $(40,960)          $ (3,039)
                                                              ========           ========


9.       Subsequent Events

On May 15, 2001, the Company announced that it intends to close its Spinnaker Coating -- Maine, Inc. ("Coating - Maine") facility in Westbrook, Maine. The Company's decision to close this facility was made after reviewing the first quarter 2001 operating losses at Maine and assessing the probability of returning the Maine operations to profitability in light of the substantial new capacity being added to the industry. As a result of the decision, the Company will focus its entire efforts on the Spinnaker Coating operations in Troy, Ohio where it principally manufactures specialty coated products. In connection with the closing, the Company has recorded as of March 31, 2001, non-cash writedowns of $36 million to reflect the significantly reduced value of the related long-lived assets. Separately, the Company announced it has sold selected assets from its Maine facility to Fasson Roll North America, a division of Avery Dennison Corporation.

The asset impairments resulted from the writedown to estimated fair market value of fixed assets to be taken out of service and held for sale or disposal. The majority of this charge related to the impairment of goodwill associated with the acquisition of Coating -- Maine in 1998. As of March 31, 2001, the impairment amount caused a reduction to the carrying value of goodwill and fixed assets by approximately $20.8 and $15.2, respectively. In conjunction with the closing, the Company expects to incur severance and related costs in subsequent quarters. Also, on May 15, 2001, the Company amended its Refinanced Credit Facility and the aggregate amount of credit available under the facility was decreased from $40 million to $35 million.

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net sales

The Company's net sales for the quarter ended March 31, 2001 were $38.0 million, compared to $41.8 million in the corresponding 2000 period. The decrease in net sales for 2001 is attributed to lower sales volumes in most pressure-sensitive products. Also, as a part of the Company's restructuring program, the elimination of non-pressure sensitive product lines in 2000, as expected, caused volumes to be lower. For the quarter ended March 31, 2000, sales for these non-pressure sensitive products totaled nearly $1 million. These declines were partially offset by a sales volume increase in pressure sensitive postage products.

Gross margin

Gross margin as a percentage of net sales for the three months ended March 31, 2001 was approximately 1.2% compared to 7.3% in the corresponding 2000 period. The 2001 gross margins were lower due to continued competitive pricing in the adhesive-backed materials industry, lower product volumes and an increase in cost of materials. Additionally, the Company incurred higher distribution costs for the quarter ended March 31, 2001 as it implements the new distribution strategy.

Income (loss) from operations

Loss from operations for the three months ended March 31, 2001 was approximately $38.5 million compared to approximately $0.3 million in the corresponding 2000 period. The 2001 operating results included an impairment charge of approximately $36 million related to certain long-lived assets associated with closing of the Coating - Maine facility (see discussion at Note 7 to the condensed consolidated financial statements). Additionally, the 2001 operating results primarily reflect lower operating margins, offset by a reduction in selling and administrative costs primarily the result of closing the Dallas corporate office. Additionally, the first quarter 2000 selling and administrative amounts included a one-time charge of $350,000, primarily severance and termination benefits associated with the Dallas office closing.

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating and Spinnaker Coating - Maine business. To better concentrate on Coating's strengths and market niche, a decision was made by management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. For the quarter ended March 31, 2001, the Company incurred additional severance costs of approximately $431,000. These restructuring charges involved the elimination of ten employees. The restructuring reserve was composed of the following (in thousands):

                                                            Balance at          Severance   Restructuring        Balance at
                                                         December 31, 2000      Payments       Charges         March 31, 2001
                                                  ---------------------------------------------------------------------------
         Severance and related costs............               $1,125            $(217)           $431             $1,339
                                                               ======                                              ======

Interest expense

Interest expense for the three months ended March 31, 2001 was approximately $2.6 million, a decrease of approximately $.8 million from the corresponding 2000 period. The decrease is a result of the early retirement of Senior Notes with proceeds from the Industrial Tape Sale.

Income taxes

Because of the Company's losses, a valuation allowance of about $14 million was established to offset the income tax benefit for the quarter ended March 31, 2001. For financial reporting purposes, the valuation allowance has been recognized to offset the deferred tax assets generated during the quarter ended March 31, 2001. The Company has approximately $56 million of net operating loss carryforwards available to offset future taxable income, which expires in years 2008 through 2020.


FINANCIAL CONDITION

Liquidity and capital resources

LIQUIDITY. As of May 8, 2001, the Company had net availability of approximately $2.8 million under its revolving credit facility ("Refinanced Credit Facility"). Additionally, the Company has approximately $7.3 million of cash, all of which is unrestricted and available for general purposes that may include the repurchase of additional Senior Notes in the open market, acquisitions and capital expenditures to support continuing operations. As a result of acquisitions, the Company has a relatively high debt to equity ratio. In addition, the Company's financial position has also been adversely affected by the continuation of difficult business conditions in the coating business.

The Company's cash used in operating activities for the first quarter of 2001 was approximately $3.0 million, compared to approximately $.5 million of cash used in operations in the corresponding 2000 period.

Under the Refinanced Credit Facility and during April 2001, the Company infused $4.5 million of restricted cash for paydown of the working capital revolver. The Refinanced Credit Facility is available to support periodic fluctuations in working capital. Credit availability under the Refinanced Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates primarily related to LIBOR. At March 31, 2001, the effective interest rate was approximately 8%. The Company anticipates having sufficient availability under the Refinanced Credit Facility along with cash balances to meet its obligations for 2001. This facility expires on July 31, 2002. The Company amended its Refinanced Credit Facility as of March 31, 2001 and was in compliance with all covenants. As part of this most recent amendment, the aggregate amount of credit available under the facility was decreased from $40 million to $35 million. This change is not expected to reduce the Company's credit availability. The Company anticipates it will require additional covenant relief during 2001.

Net proceeds from the sale of Central Products in 1999 was available to prepay indebtedness (other than subordinated debt) of the Company, invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Since the fourth quarter of 1999, the Company utilized the Restricted Proceeds to purchase approximately $63.9 million (par value) of outstanding Senior Notes on the open market at an average price of 82.9%, plus accrued and unpaid interest. The Restricted Proceeds were fully utilized for the Senior Note purchases and capital expenditures. The purchase of Senior Notes has reduced the Senior Note outstanding borrowings to approximately $51.1 million, which reduces the semi-annual interest payment to approximately $2.8.

In connection with the Coating-Maine acquisition, the Company issued a promissory note ("Warren Note") to the seller in the original principal amount of $7 million. Subsequent to December 31, 2000, the Warren Note was amended to have the maturity date extended to January 31, 2003 and interest to accrue at a rate of 14% commencing 2001. Additionally, at the option of the holder, the Warren Note may be converted into the Company's Common Stock on a basis of 40 shares per $1,000 of outstanding principal amount of the Warren Note (or $25 per share). Effective February 1, 2002, the conversion rate changes to 250 shares per $1,000 of outstanding principal amount of the Warren Note (or $4 per share). The Warren Note matures on January 31, 2003.

CAPITAL RESOURCES. Capital expenditures during the three months ended March 31, 2001 were approximately $200,000. The Company anticipates that it will have sufficient availability under the Refinanced Credit Facility, along with cash balances, to fund its commitments for such capital expenditures at March 31, 2001, as well as the additional capital expenditures planned for the remaining quarters of 2001.


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


Market Risk

There has been no significant changes in market risk since December 31, 2000.


Impact Of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's results of operations or financial position during the first quarter of 2001.


Forward Looking Information

This Form 10-Q contains certain forward looking information and other information, including without limitation, certain of the statements in "Management's Discussion and Analysis of Financial Condition and Results of Operation" and matters relating to a strategic alternatives. It should be recognized that such information represents estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Company's internal performance assumptions regarding expected operating performance and the expected performance of the economy as it impacts Company's businesses. As a result, such information is subject to various uncertainties, inaccuracies and risks, which could be material.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         Consent and seventh amendment, dated May 15, 2001 to the Spinnaker Credit Facility among Spinnaker Coating, Inc., Spinnaker Coating - Maine, Inc., and Entoleter, Inc. as Borrowers, the Registrant, as Guarantor, each of the financial institutions listed on
         Schedule I thereto, and Transamerica Business Credit Corporation, as Agent, dated August 9, 1999 (as amended, restated or otherwise modified from time to time).

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


                                     SPINNAKER INDUSTRIES, INC.
                                     --------------------------
                                     (Registrant)



                                     /s/ George E. Fuehrer
                                     ----------------------------
                                     George E. Fuehrer
                                     Vice President and Chief Financial Officer


Date: May 21, 2001