Form 10-Q
period 2001-06-30
SPINNAKER INDUSTRIES INC
filed 2001-08-14
CIK 314865

                                    FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2001
                              -------------------------------------------------

Commission file number                      2-66564
                      ---------------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  --------------------------------

                           Spinnaker Industries, Inc.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                          06-0544125
---------------------------------        ------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

518 East Water Street, Troy, OH                                  45373
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (937) 332-6667
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                             Yes   X    No
                                 ----      -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value              3,775,680 shares
------------------------------------    ---------------------------------------
Class                                   Outstanding at June 30, 2001

Class A Common Stock, No Par value      3,566,067 shares
------------------------------------    ---------------------------------------
Class                                   Outstanding at June 30, 2001


                                    1 of 18

SPINNAKER INDUSTRIES, INC.
---------------------------

INDEX
------------------------------------------------------------------------------

                                                                   PAGE
                                                                   NUMBER
                                                                   ------

PART I   FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
               June 30, 2001 and December 31, 2000                   3

            Condensed Consolidated Statements of Operations
               for the Three Month and Six Month periods
               ended June 30, 2001 and 2000                          4

            Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 2001 and 2000       5

            Notes to Condensed Consolidated Financial Statements     6

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  11

PART II     OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security Holders     17

Item 6.     Exhibits                                                17

PART 1. - FINANCIAL INFORMATION
-------------------------------

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
-------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

                                                   June 30, 2001   December 31, 2000
                                                   -------------   -----------------
                                                    (Unaudited)       (Audited)
ASSETS                                                    ($ in thousands)
Current assets:
     Cash and cash equivalents                       $   7,322        $   7,159
     Restricted cash                                      --              6,500
     Accounts receivable, net                           16,342           19,308
     Inventories, net                                   20,414           25,415
     Prepaid expenses and other                          1,143            1,114
                                                     ---------        ---------
Total current assets                                    45,221           59,496

Property plant and equipment:
     Land                                                  448              573
     Buildings and improvements                          7,274            8,037
     Machinery and equipment                            29,311           46,793
        Accumulated depreciation                       (21,202)         (20,268)
                                                     ---------        ---------
                                                        15,831           35,135

Goodwill, net                                              674           21,705
Other assets                                             2,424            2,695
                                                     ---------        ---------


TOTAL ASSETS                                         $  64,150        $ 119,031
                                                     =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $  11,677        $  14,291
     Accrued liabilities                                 6,680            6,875
     Current portion of long term debt                     634              649
     Working capital revolver                           23,519           26,447
     Other current liabilities                           1,145            1,145
                                                     ---------        ---------
Total current liabilities                               43,655           49,407

Long term debt, less current portion                    60,918           60,310
Pension liabilities                                      1,960            1,844

Stockholders' equity:
     Common stock                                        3,124            3,124
     Additional paid in capital                         15,867           15,867
     Retained deficit                                  (61,262)         (11,409)
     Treasury stock                                       (112)            (112)
                                                     ---------        ---------
Total stockholders' (deficit) equity                   (42,383)           7,470

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  64,150        $ 119,031
                                                     =========        =========


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

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
-------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
-----------------------------------------------------------

(in thousands, except per share data)                        Three Months Ended       Six Months Ended
                                                                   June 30,               June 30,
                                                            --------------------    --------------------
                                                              2001        2000         2001       2000
                                                            --------    --------    --------    --------
Net sales                                                   $ 32,844    $ 38,456    $ 70,804    $ 80,301

Cost of sales                                                 35,451      35,385      73,003      74,172
                                                            --------    --------    --------    --------
     Gross margin                                             (2,607)      3,071      (2,199)      6,129

Selling, general and administrative expense                    2,359       2,935       4,808       5,981
Asset impairment and restructuring charges                     1,577        --        38,061         350
                                                            --------    --------    --------    --------
     Operating (loss) profit                                  (6,543)        136     (45,068)       (202)

Interest expense                                              (2,488)     (2,423)     (5,052)     (5,787)
Other income                                                     141         236         269         899
                                                            --------    --------    --------    --------
     Loss from operations before income tax benefit
         and extraordinary gain                               (8,890)     (2,051)    (49,851)     (5,090)

Income tax benefit                                              --           603        --         1,721
                                                            --------    --------    --------    --------
     Loss from operations before extraordinary gain           (8,890)     (1,448)    (49,851)     (3,369)

Extraordinary gain from early extinguishment of debt,
       net of income tax provision                              --         2,082        --         4,717
                                                            --------    --------    --------    --------
         Net (loss) income                                  $ (8,890)   $    634    $(49,851)   $  1,348
                                                            ========    ========    ========    ========
Earnings per common share - basic and assuming dilution:
Weighted average shares outstanding                            7,342       7,342       7,342       7,342
                                                            ========    ========    ========    ========

     Loss per common share from operations                  $  (1.21)   $   (.20)   $  (6.79)   $   (.46)
     Extraordinary gain from early extinguishment of debt       --           .28        --           .64
                                                            --------    --------    --------    --------
     Net (loss) income  per common share                    $  (1.21)   $    .08    $  (6.79)   $    .18
                                                            ========    ========    ========    ========



See accompanying notes to condensed consolidated financial statements, which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
-------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
-----------------------------------------------------------

                                                                   Six Months Ended
                                                                      June 30,
                                                               ----------------------
($ in thousands)                                                  2001        2000
                                                               --------    --------
Operating activities:
Net (loss) income                                              $(49,851)   $  1,348
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 2,153       2,238
     Amortization of goodwill and deferred financing costs          684         856
     Asset impairment and restructuring charges                  41,543        --
     Extraordinary gain from early extinguishment of debt          --        (4,717)
     Changes in operating assets and liabilities
       Accounts receivable                                        2,966        (954)
       Inventories                                                1,519      (1,271)
       Prepaid expenses and other assets                            (29)         87
       Accounts payable, accrued liabilities, and
         other current liabilities                               (1,849)     (2,544)
                                                               --------    --------

Net cash used in operating activities                            (2,864)     (4,957)
                                                               --------    --------

Investing activities:
   Purchase of property, plant and equipment                       (289)     (1,079)
   Restricted cash                                                6,500      56,026
   Acquisition of Contingent Value Rights (Note 2)                 --          (500)
   Other                                                           --          (310)
                                                               --------    --------

Net cash provided by investing activities                         6,211      54,137
                                                               --------    --------

Financing activities:
   (Payments) Proceeds from revolving credit facilities, net     (2,928)      2,875
   Principal payments on long term debt and leases                  (15)    (47,767)
   Deferred financing costs                                        (241)        (69)
                                                               --------    --------

Net cash used in financing activities                            (3,184)    (44,961)
                                                               --------    --------

Increase in cash and cash equivalents                               163       4,219

Cash and cash equivalents at beginning of period                  7,159      11,318
                                                               --------    --------

Cash and cash equivalents at end of period                     $  7,322    $ 15,537
                                                               ========    ========

See accompanying notes to condensed consolidated financial statements which are an integral part of these financial statements.

SPINNAKER INDUSTRIES, INC. AND SUBSIDIARIES
-------------------------------------------

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.    Acquisitions

In October 1996, the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Common Stock. As additional consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment ("Contingent Value Rights" or "CVRs"). On May 4, 2000, Spinnaker Electrical acquired all of the CVRs held by the former minority ownership group of Spinnaker Coating for $.5 million in cash.

3.    Restructuring Charges and Asset Impairment

                                                        Three Months     Six Months
                                                             Ended         Ended
                                                        June 30, 2001  June 30, 2001
                                                        -------------  -------------
                                                               (in thousands)
Restructuring charges and asset impairment:
     Severance                                            $   878        $ 1,309
     Asset impairment                                         699         36,752
                                                          -------        -------

Total asset impairment and restructuring                  $ 1,577        $38,061
                                                          =======        =======

Inventory write-down and other                            $ 3,482        $ 3,482
                                                          =======        =======


As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating and Spinnaker Coating - Maine business. To better concentrate on Coating's strengths and market niche, a decision was made by management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The restructuring reserve was composed of the following (in thousands):

                                   Balance          First Quarter 2001        Second Quarter 2001        Balance
                                 12/31/2000       Charges      Payments       Charges     Payments      6/30/2001
                               ---------------- ------------ -------------- ------------ ------------ --------------
Severance                         $ 1,125          $  431        $  (217)      $  878      $  (468)       $ 1,749


On May 15, 2001, the Company announced that it intended to close its Spinnaker Coating - Maine, Inc. ("Coating - Maine") facility in Westbrook, Maine. The Company's decision to close this facility was made after reviewing the first quarter 2001 operating losses at Maine and assessing the probability of returning the Maine operations to profitability in light of the substantial new capacity being added to the industry. As a result of the decision, the Company will focus its entire efforts on the Spinnaker Coating operations in Troy, Ohio where it principally manufactures specialty-coated products. In connection with the closing, the Company has recorded as of June 30, 2001, non-cash write-downs of $36.7 million to reflect the significantly reduced value of the related long-lived assets. Separately, the Company announced it sold selected assets from its Maine facility to Fasson Roll North America, a division of Avery Dennison Corporation.

The asset impairments resulted from the write-down to estimated fair market value of fixed assets to be taken out of service and held for sale or disposal. The majority of this charge related to the impairment of goodwill associated with the acquisition of Coating - Maine in 1998. As of June 30, 2001, the impairment amount caused a reduction to the carrying value of goodwill and fixed assets by approximately $20.8 million and $15.9 million, respectively. In conjunction with the closing and included in restructuring charges, the Company has incurred severance and related costs totaling $.9 million for the quarter ended June 30, 2001 for the termination of 143 employees. The Company expects to incur additional severance related costs and recognize a curtailment gain for the Non-Union defined benefit pension plan during subsequent quarters.

4.    Inventories

Substantially all inventory values are valued under the specific identification method with the remaining inventories valued using the first-in, first-out method (FIFO). Inventories consist of the following at June 30, 2001, and December 31, 2000:

                                                          2001            2000
                                                        -------          -------
                                                            (in thousands)
Finished goods                                          $14,817          $17,552
Work-in-process                                             270              439
Raw materials and supplies                                5,327            7,424
                                                        -------          -------
                                                        $20,414          $25,415
                                                        =======          =======


                                    7 of 18

5.       Long-term debt and working capital revolver

On October 23, 1996, the Company issued $115 million aggregate principal amount of 10 3/4% Senior Secured Notes (the "Senior Notes") due 2006. On August 10, 1999 and July 30, 1999, the Company completed the sale of its two industrial tape units, Central Products Company ("Central Products") and Spinnaker Electrical, respectively ("Industrial Tape Sale"), which together comprised its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape"). Prior to the Industrial Tape Sale, Spinnaker Coating, Central Products and Entoleter ("Guarantors") unconditionally guaranteed the Senior Notes, jointly and severally. During 1999 and 2000, the Company utilized a portion of the proceeds from the sales to Intertape to purchase approximately $63.9 million (par value) of outstanding Senior Notes on the open market at an average price of 82.9%, plus accrued and unpaid interest. For the quarter and six months ended June 30, 2000, the purchase of the Senior Notes resulted in an extraordinary gain of approximately $2.1 million and $4.7 million, respectively, for the difference between par value and the discounted purchase price offset by the write-off of applicable deferred financing fees associated with the issuance of the original Senior Notes.

The following is a summary of long term debt of the Company at June 30, 2001, and December 31, 2000:

                                                             2001        2000
                                                           --------    --------
                                                               (in thousands)
10 3/4% Senior Secured Notes, due 2006 with interest
payable semi-annually each April 15 and October 15         $ 51,135    $ 51,135

14% Subordinated Note due 2003, with interest and
principal on January 31, 2003                                 9,783       9,172

9 1/4% mortgage note from bank, payable on demand,
secured by certain property of Entoleter                        627         643

Capital lease obligations                                         7           9
                                                           --------    --------
                                                             61,552      60,959
Less current maturities                                        (634)       (649)
                                                           --------    --------
                                                           $ 60,918    $ 60,310
                                                           ========    ========

The Company also maintains short-term lines of credit with banks for working capital needs at each subsidiary. In conjunction with the Industrial Tape Sale, the Company's revolving credit facility was refinanced and the aggregate facility was decreased to $40 million ("Refinanced Credit Facility"). On May 15, 2001, as a result of the Company's decision to close Coating-Maine, the Refinanced Credit Facility and aggregate amount of credit available under the facility was decreased from $40 million to $35 million. Credit availability under the Refinanced Credit Facility is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused line of credit fee every month based on an annual rate of 0.375%. In conjunction with the Industrial Tape sale, all outstanding borrowings under the Refinanced Credit Facility bear interest at the prime interest rate plus 1.00% or LIBOR plus 2.50%. As of June 30, 2001, the weighted-average interest rate for the facility's borrowings was approximately 6.9%. The Company carries over 76% of the outstanding Spinnaker Credit Facility borrowings in LIBOR instruments. The Company had cash advances outstanding of approximately $23.5 million and available borrowings of approximately $3.1 million under the Refinanced Credit Facility as of June 30, 2001. Cash collections are swept against the facility's outstanding balance. The lines of credit are secured by the operating assets of the Company's subsidiaries. The Company's line of credit agreement expires in July 2002.


                                    8 of 18

In connection with the Coating-Maine acquisition, the Company issued a promissory note ("Warren Note") to the seller in the original principal amount of $7 million. Subsequent to December 31, 2000, the Warren Note was amended to have the maturity date extended to January 31, 2003 and interest to accrue at a rate of 14% commencing 2001. Additionally, at the option of the holder, the Warren Note may be converted into the Company's Common Stock on the basis of 40 shares per $1,000 of outstanding principal amount of the Warren Note (or $25 per share). Effective February 1, 2002, the conversion rate changes to 250 shares per $1,000 of outstanding principal amount of the Warren Note (or $4 per share).

6.    Earnings per share

As of June 30, 2001, all directors' options to purchase shares of Class A Common Stock and Common Stock had expired. In addition, there are 37,000 of employees' and officers' options to purchase one share of Common Stock at prices ranging from $9.0625 to $13.375 per share.

Shares related to these options were not included in the computation of diluted earnings per share for the periods ended June 30, 2001 or 2000 because the effect would be antidilutive.

7.    Impact Of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's results of operations or financial position during the second quarter of 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling of interests method is no longer permitted for business combinations initiated after June 30, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statements is expected to result in a decrease in the net loss of approximately $57,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                          2001          2000           2001          2000
                                                       --------       --------       --------       --------
                                                            (in thousands)               (in thousands)
NET SALES
   Adhesive-backed label stock                         $ 31,628       $ 37,332       $ 68,761       $ 77,618
   Industrial processing equipment                        1,216          1,124          2,043          2,683
                                                       --------       --------       --------       --------
                                                       $ 32,844       $ 38,456       $ 70,804       $ 80,301
                                                       ========       ========       ========       ========
OPERATING (LOSS) PROFIT
   Adhesive-backed label stock                         $ (6,128)      $    705       $(44,186)      $    889
   Industrial processing equipment                           64            (47)           (75)            60
   Unallocated corporate expense                           (479)          (522)          (807)        (1,151)
                                                       --------       --------       --------       --------
       Total consolidated operating (loss) profit        (6,543)           136        (45,068)          (202)
   Interest expense - net                                (2,347)        (2,187)        (4,783)        (4,888)
                                                       --------       --------       --------       --------
       Total consolidated pretax (loss)                $ (8,890)      $ (2,051)      $(49,851)      $ (5,090)
                                                       ========       ========       ========       ========



                                    10 of 18

ITEM-2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net sales

The Company's net sales for the quarter ended June 30, 2001 were $32.8 million, compared to $38.5 million in the corresponding 2000 period. The decrease in net sales for 2001 is attributed to lower sales volumes and lower selling prices in most pressure-sensitive products. As a part of the Company's restructuring program, the elimination of non-pressure sensitive product lines in 2000, as expected, caused volumes to be lower. Also contributing is the ongoing process of the shutdown at the Maine facility.

Gross margin

Gross margin as a percentage of net sales for the quarter ended June 30, 2001 was down 15.9 percentage points from the corresponding 2000 period. The primary reason for the lower margin in 2001 was continued price erosion within the pressure sensitive market due to competitive pressures and excess capacity in the industry and overall sluggish economic conditions. These factors also contributed to lower volumes of products sold for the three months ended June 30, 2001. Additionally, the Company incurred higher material costs (primarily at the Coating - Maine facility), offset by a reduction in workforce and depreciation. Also contributing to the decrease in gross margin for the second quarter of 2001 was a one-time write-down to inventory, associated with the closing of Coating - Maine, for approximately $3.5 million.

Income (loss) from operations

Loss from operations for the three months ended June 30, 2001 was $6.5 million compared to income from operations in the corresponding 2000 period of approximately $.1 million. The 2001 operating results included an impairment charge of approximately $.7 million related to certain long-lived assets associated with closing of the Coating - Maine facility (see discussion at Note 7 to the condensed consolidated financial statements) and charges of $4.4 million related to restructuring and one-time inventory write-downs. Additionally, the 2001 operating results primarily reflect lower operating margins, offset by a reduction in selling and administrative costs that are primarily the result of the ongoing restructuring efforts which began in the last quarter of 2000. Restructuring and asset impairment charges were (in thousands):

                                                           Three Months Ended
                                                              June 30, 2001
                                                              -------------
Restructuring charges:
     Severance                                                     $  878
     Asset impairment                                                 699
                                                                  -------

Total restructuring and asset impairment                          $ 1,577
                                                                  =======
Inventory write-down and other                                    $ 3,482
                                                                  =======


                                    11 of 18

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating and Spinnaker Coating - Maine business. To better concentrate on Coating's strengths and market niche, a decision was made by management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The restructuring reserve was composed of the following (in thousands):

                                   Balance         First Quarter 20001        Second Quarter 2001        Balance
                                 12/31/2000       Charges      Payments       Charges     Payments      6/30/2001
                               ---------------- ------------ -------------- ------------ ------------ --------------
Severance                         $ 1,125           $  431      $  (217)      $  878      $  (468)       $ 1,749

The Company expects to incur additional severance related costs and recognize a curtailment gain during subsequent quarters for the non-union defined benefit pension plan.


Interest expense

Interest expense for the three months ended June 30, 2001 was approximately $2.5 million, comparable to the corresponding 2000 period.

Income taxes

Because of the Company's losses, a valuation allowance of about $3.0 million was established to offset the income tax benefit for the quarter ended June 30, 2001. For financial reporting purposes, the valuation allowance has been recognized to offset the deferred tax assets generated during the quarter ended June 30, 2001. The Company has approximately $60 million of net operating loss carry-forwards available to offset future taxable income, which expires in years 2008 through 2020.

                                    12 of 18

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net sales

The Company's net sales for the six months ended June 30, 2001 were $70.8 million, compared to $80.3 million in the corresponding 2000 period. The decrease in net sales for 2001 is attributed to lower sales volumes in pressure sensitive water based, hot melt and sheet products, in which aggregate volumes decreased approximately 11% over the comparable 2000 period. Net sales in 2001 are also being negatively impacted by the elimination of non pressure-sensitive products, sales for non-pressure sensitive products for 2001 are approximately $.9 million, compared to $3.5 million for the corresponding 2000 period. Offsetting a portion of these losses in the non-pressure sensitive area are increased sales volumes of pressure sensitive government postage product. Sales of postage products have risen approximately 31% over the corresponding 2000 period.

Gross margin

On a comparable basis, gross margin as a percentage of net sales for the six months ended June 30, 2001 was down 10.7 percentage points from the first six months of 2000. Contributing to the decline in gross margin, were higher material costs (primarily at the Coating - Maine facility), along with continued price erosion and volume declines. Consistent with the recent trends in the industry, over capacity and sluggish economic conditions have impaired the Company's operating performance. Through its ongoing restructuring measures, the Company has partially offset these unfavorable impacts through reduction in workforce and depreciation. Also contributing to the decrease in gross margin for the second quarter of 2001 was a one-time write-down to inventory, associated with the closing of Coating - Maine, for approximately $3.5 million.

Income (loss) from operations

Loss from continuing operations for the six months ended June 30, 2001 was approximately $45.0 million, compared to $.2 million in the corresponding 2000 period.

The Company also recognized charges of $41.5 million in the first half of 2001. The charge relates to the continued restructuring efforts that began in the fourth quarter of 2000 and a write-down of assets affiliated with Coating-Maine. Restructuring and asset impairment charges were (in thousands):

                                                           Six Months Ended
                                                             June 30, 2001
                                                           ------------------
Restructuring charges:
     Severance                                                  $ 1,309
     Asset impairment                                            36,752
                                                                -------

Total restructuring and asset impairment                        $38,061
                                                                =======
Inventory write-down and other                                  $ 3,482
                                                                =======

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating and Spinnaker Coating - Maine business. To better concentrate on Coating's strengths and market niche, a decision was made by management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The restructuring reserve was composed of the following (in thousands):


                                   Balance         First Quarter 20001        Second Quarter 2001        Balance
                                 12/31/2000       Charges      Payments       Charges     Payments      6/30/2001
                               ---------------- ------------ -------------- ------------ ------------ --------------
Severance                         $ 1,125       $  431        $  (217)      $  878      $  (468)       $ 1,749

Interest expense

Interest expense, net of interest income, for the six months ended June 30, 2001 decreased $.1 compared to the corresponding period in 2000.

Income taxes

Because of the Company's losses, a valuation allowance of about $17 million was established to offset the income tax benefit for the six months ended June 30, 2001. For financial reporting purposes, the valuation allowance has been recognized to offset the deferred tax assets generated during the quarter ended June 30, 2001. The Company has approximately $60 million of net operating loss carry-forwards available to offset future taxable income, which expires in years 2008 through 2020.


                                    14 of 18

FINANCIAL CONDITION

Liquidity and capital resources

LIQUIDITY. As of August 14, 2001, the Company has net availability of approximately $.9 million under its revolving credit facility ("Spinnaker
Credit Facility"). Additionally, the Company has approximately $5.6 million of cash, all of which is unrestricted and available for general purposes that may include the repurchase of additional Senior Notes in the open market, acquisitions and capital expenditures to support continuing operations. As a result of acquisitions, the Company has a high debt to equity ratio. In addition, the Company's financial position has also been adversely affected by the continuation of difficult business conditions in the coating business, which has resulted in operating losses. These two factors have adversely effected, and are expected to continue to adversely effect, the Company's liquidity. As a result, management believes that it is important that it take steps to improve operating results, including additional actions to reduce costs, and to reduce its investment in working capital.

Cash used in operating activities for the six months ended June 30, 2001 was about $2.9 million, compared to cash used in operating activities of approximately $5.0 million in the corresponding 2000 period.

Under the Refinanced Credit Facility and during the first half of 2001, the Company used $6.5 million of restricted cash for paydown of the working capital revolver. The Refinanced Credit Facility is available to support periodic fluctuations in working capital. Credit availability under the Refinanced Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates primarily related to LIBOR. At June 30, 2001, the effective interest rate was approximately 6.9%. This facility expires on July 31, 2002. The Company amended its Refinanced Credit Facility as of March 31, 2001 and was in compliance with all covenants. As part of this most recent amendment, the aggregate amount of credit available under the facility was decreased from $40 million to $35 million. This change is not expected to reduce the Company's credit availability. The Company anticipates it will require additional covenant relief during 2001.

Net proceeds from the sale of Central Products in 1999 was available to prepay indebtedness (other than subordinated debt) of the Company, invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Since the fourth quarter of 1999, the Company utilized the Restricted Proceeds to purchase approximately $63.9 million (par value) of outstanding Senior Notes on the open market at an average price of 82.9%, plus accrued and unpaid interest. The Restricted Proceeds were fully utilized for the Senior Note purchases and capital expenditures. The purchase of Senior Notes has reduced the Senior Note outstanding borrowings to approximately $51.1 million, which reduces the semi-annual interest payment to approximately $2.8 million.

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

                                    15 of 18

CAPITAL RESOURCES. Capital expenditures during the six months ended June 30, 2001 were approximately $.3 million. The Company anticipates that it will have sufficient availability under the Refinanced Credit Facility, along with cash balances, to fund its commitments for such capital expenditures at June 30, 2001, as well as the additional capital expenditures planned for the remaining quarters of 2001.

Other

In October 1996, the Company acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment, issuance of Spinnaker common stock and a right to a contingent payment ("Contingent Value Rights" or "CVRs"). On May 4, 2000, the Company, through Spinnaker Electrical, acquired all the Contingent Value Rights held by the former minority ownership group of Spinnaker Coating for $.5 million in cash. Accordingly, the contingent payment was recorded as an addition to goodwill.


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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling of interests method is no longer permitted for business combinations initiated after June 30, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statements is expected to result in a decrease in the net loss of approximately $57,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

PART II - OTHER INFORMATION

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Registrant held its Annual Meeting of Stockholders (the "Annual Meeting") on June 5, 2001, in Rye, New York. At the Annual Meeting, the Registrant's stockholders considered (i) the election of eight directors to serve until the next Annual Meeting of Stockholders, all of whom were currently serving as directors of the Registrant.

At the Annual Meeting, each of the nominees for the Board of Directors was elected by the stockholders. The results of the vote of the stockholders of the Registrant upon the election of the nominees for the Board of Directors of the Registrant was as follows:

                                                           Votes Cast              Votes Withheld
                                                            for Nominee              From Nominee
                                                            -----------              ------------
                           Richard J. Boyle                   3,070,133                 1,015

                           Ned N. Fleming, III                3,070,233                   915

                           E. Val Cerutti                     3,070,372                   776

                           Louis A. Guzzetti, Jr.             3,070,372                   776

                           Ralph R. Papitto                   3,070,144                 1,004

                           Joseph P. Rhein                    3,070,144                 1,004

                           Anthonie C. van Ekris              3,070,372                   776


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)      EXHIBITS

         Eighth amendment, dated August 14, 2001 to the Spinnaker Credit Facility among Spinnaker Coating, Inc., Spinnaker Coating - Maine, Inc., and Entoleter, Inc. as Borrowers, the Registrant, as Guarantor, each of the financial institutions listed on Schedule I thereto, and Transamerica Business Credit Corporation, as Agent, dated August 9, 1999 (as amended, restated or otherwise modified from time to time).

(b)      Reports on Form 8-K - None

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SPINNAKER INDUSTRIES, INC.
                                      --------------------------
                                      (Registrant)




                                      /s/ George E. Fuehrer
                                      -----------------------------------------
                                      George E. Fuehrer
                                      Vice President and Chief Financial Officer


Date:    August 14, 2001